Form 10QSB
period 1999-09-30
BACTROL TECHNOLOGIES INC /FL
filed 2000-06-05
CIK 1088436

Form 10-QSB

[X] QUARTERLY REPORT
OR
[ ] TRANSITION REPORT
PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September, 1999
Commission File No.:  000-26463
-----------------

BACTROL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
----------------


       New York                           			  11-2665282
State of other jurisdiction              				(IRS Employer ID No.)
Incorporation or organization


C/o Associates Investment Corporation, Inc.
1109 North 21st Avenue, Suite 120
Hollywood, Florida
(Address of Principal Executive Offices) (Zip Code)

(954) 923-6002
(Registrant's telephone number, including area code)

OWL CAPITAL CORP
350 Veterans Memorial Highway
Commack, NY 11725
(516) 543-1781
(Former name and address)




	Check whether the registrant (1) filed all reports required to be filed by
 Section 13 and 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.




Yes ___  No _X_





As of September 30, 1999:  11,800,000 shares of common stock were outstanding.





ITEM 1.  FINANCIAL STATEMENTS

BACTROL TECHNOLOGIES, INC.
BALANCE SHEETS
(Unaudited)



ASSETS

									September 30	December 31
1999 1998

Notes Receivable							$      1,500	$    1 ,500




LIABILITIES AND STOCKHOLDRS' DEFICIT

CURRENT LIABILITIES
    Accounts payables and other liabilities		$     3,380		$    11,430
    Corporate taxes payable						    0		     11,310
    Loan payable                                           25,011      		    0
Total current liabilities 	               	           28,391            22,740

STOCKHOLDERS EQUITY
    Common stock, $0.0001 par value, 50,000.000
       Shares authorized, 11,800,000 shares issued
       and outstanding							1,180			1,180
    Additional paid in capital					4,072			4,072
    Deficit								    (32,143)          (26,492)
Total stockholders' deficit					    (26,891)     	    (21,240)


TOTAL LIABILITIES AND STOCKHOLDRS' DEFICIT		$     1,500		$     1,500




















Notes to financial statements are an integral part of this statement.

BACTROL TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)



					Three months ended		Nine months ended
					   September 30,			  September 30,
					1999		1998			1999		1998

Revenue				$0		$  0			$    0	$    0

Expenses:
	Interest			 0		 476			     0	 1,428
	Penalties			 0		 418			     0	 1,254
	Professional fees		 0		 238			 5,600	   714
	State Corporate charter	 0	     _  81__		    51	   243
		Total Expenses:	$0		$1,213		$5,651	$3,639

Net (Loss)				$0		$1,213		$5,651	$3,639


Net (Loss) per common
	Share (basic diluted)	$0		$(0.01)		$(0.01)	$(0.01)


Average shares outstanding	11,800,00	11,800,00		11,800,00	11,800,00

























Notes to financial statements are an integral part of this statement.








BACTROL TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the year ended December 31, 1998 and Nine months ended September 30, 1999
(Unaudited)






                                                   Additional
                             Common Stock           Paid-in
                           Shares      Amount       Capital         Deficit

Balance at December 31, 1997 11,800,000    $ 1,180   $  4,072     $ (21,643)

1998 net loss                         0          0          0        (4,849)

Balance at December 31, 1998 11,800,000      1,180       4,072      (26,492)

September 30, 1999 net loss           0          0           0       (5,651)

Balance at June 30, 1999     11,800,000    $ 1,180   $    4,702     (32,143)























Notes to financial statements are an integral part of this statement.




BACTROL TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
									   Nine months ended
								           September 30
	                                               1998                 1999
OPERATING ACTIVITIES

Net (loss)							     $  ( 5,651)     $  (3,639)
Adjustments to reconcile net (loss to
  cash (used in) operating activities:
   Increase (decrease) in corporate taxes		        (11,310)          2,925
   Increase (decrease) in accounts
     payable and other liabilities                      ( 8,050) 	          714

Cash provided by (used in) operating activities                0              0


FINANCING ACTIVITIES:
    Proceeds from loan						    25,011		      0
Cash was provided by financing activities                 25,011              0

Cash, at beginning of year						   0  		0

Cash, at end of the year					$ 	   0	   $		0


























Notes to financial statements are an integral part of this statement.





	BACTROL TECHNOLOGIES, INC.
	NOTES TO FINANCIAL STATEMENTS


1. Condensed Financial Statements

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 1998. The results of operations for the nine months ended September 20, 1999 are not necessarily indicative of the results to be expected for the full year.

2.	Summary of Significant Accounting Policies

Business Activities

The Company was incorporated August 31, 1983, under the laws of the State of New York, as Owl Capital Corp., for the purpose of providing financial consulting services. On May 16, 1988 the Company changed its name to Bactrol Technologies, Inc.

In 1989 the Company attempted to bring its stock to the public market and incurred printing and professional fees. The intent was to raise additional capital for potential acquisitions.

The Company has been inactive since November 1984.

2.	Note Receivable

The Company has a non-interest bearing demand note receivable from Bionic Financial Corporation at September 30, 1999 and December 31, 1998.

3.	Corporate Tax Payable

The Company had not filed its annual New York State taxes since 1984 and had its corporate status dissolved. During January 1999, management filed all of the delinquent tax returns and is awaiting the Company's reinstatement.

4.	Other Matters

The Company is a former reporting company with the Securities and Exchange Commission and is currently in the process of updating all required SEC filings so that it can have it's securities traded.









ITEM 2.  PLAN OF OPERATION

General

The Company does not, at this moment, have any business and is seeking to merge with an existing, operating business.


Liquidity and Capital Resources

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans, limited distribution deposits and sale of securities to raise working capital to fund operations. At September 30, 1999 the company had no cash and $1,500 in notes receivables.

If the company is unable to obtain needed funds, it could be forced to curtail or case its activities.

The company has, in the past, issued shares of common stock to various parties as payment for services rendered. The company intends to continue this practice.

ITEM 3. - FORWARD LOOKING STATEMENTS

When used in this report and in future filings by the company with the Commission in the Registrants' press release or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward looking statements" within the earning of the Private Securities Litigation Reform Act of 1955. Such statements are subject to certain risks and uncertainties, including the Company's liquidity constraints, potential increases in costs and delays, pending litigation, availability of raw materials, competition, demand for the product and other proprietary products and delays in the distribution process that could cause actual results to differ materially from those presently anticipated or projected. The company wishes to caution readers not to place undue reliance on any such forward-looking statements which speak only as of the date made. The company wishes to advise readers that actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The company does not undertake - and specifically, declines any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events.

Any potential investor in the Company's securities should understand that at this time the company is not engaged in any business.


Part II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

	None.

ITEM 2.  CHANGES IN SECURITIES

	None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

	None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	None

ITEM 5.  OTHER INFORMATION

	None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

	None


SIGNATURES

	In accordance with the requirements of the exchange act, the registrant caused this report to signed on its behalf by the undersigned, thereunto duly authorized.


							BACTROL TECHNOLOGIES, INC.

							__/S/  Guy Galluccio, Sr.____
							GUY GALLUCCIO, SR., President and
							Chairman of the Board



							/S/   Alan Finfer____________
							ALAN FINFER, Secretary, Treasurer
							Director and Chief Financial Officer

DATED:   May 25, 2000