Form 10KSB
period 1999-12-31
BACTROL TECHNOLOGIES INC /FL
filed 2000-06-06
CIK 1088436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[x]	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE 	ACT OF
1934

	For the fiscal year ended December 31, 1999

[ ] 	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

Commission File No:  000-26463

BACTROL TECHNOLOGIES, INC. f/k/a Owl Capital Corp.
(Name of small business issuer in its charter)

New York						11-2665282
(State or other jurisdiction of		(IRS Employer
incorporation or organization)		Identification No.)

c/o Associates Investment Corporation, Inc.
1109 North 21 Avenue, Suite 120
Hollywood, Florida 			   	33021
(Address of principal executive offices)  (Zip Code)

Issuer's Telephone Number:  (954) 923-6002

Securities issued under Section 12(b) of the Exchange Act:	None

Securities issued under Section 12(g) of the Exchange Act:	None

Check whether the issuer (1) filed all reports required to filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such a reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] yes [ ] no.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10KSB or any amendment to this form. [  ]


State the issuer's revenues for its most recent fiscal year.  None.


The aggregate market value of the common voting stock held by non-affiliates as of March __, 2000: Not determinable.


Shares outstanding of the registrant's common stock as of December 31, 1999:
593,500 shares



PART I - 	DESCRIPTION OF THE BUSINESS

	Bactrol Technologies, Inc. (the "Company") was incorporated under the laws of the State of New York on the 31st day of August, 1983, under the name Owl Capital Corp. The company became public when its registration Statement under the Securities Act of 1933 was filed with the Securities and Exchange Commission became effective on December 2, 1983 and closed on March 2, 1984 as Owl Capital, Corp. Upon the sale of 2,000,000 shares of its common stock to the public. The company was originally developed to provide financial consulting services. In 1984, the company ceased doing business and had not engaged in any enterprises since that time.

	On May 16, 1988 the amended its Articles of Incorporation to change its name to Bactrol Technologies, Inc in anticipation of the acquisition of a private business operating under a similar name. Subsequently that acquisition contract was rescinded and the company remained as a non-functioning non-trading public shell corporation with no assets.

	In 1998 the company filed a Form 10-SB with the Securities and Exchange Commission in an attempt to seek out, investigate and acquire any suitable assets, property or other business potential. No specific business or industry was originally contemplated. The company was then a "blank check" company for the purpose of seeking a business acquisition without regard to any specific industry of business.

	On October 4, 1999, at a special meeting of the Board of Directors, the Board unanimously approved a 1 to 20 reverse split of the Company's common stock and authorized an amendment to the Company's Articles of Incorporation to change its authorized common shares to 593,500 sharers of common stock, par value $.0001 per share. The Amendment will be filed with the New York Secretary of State upon ratification by the company's majority stockholders.
A stockholder meeting is presently scheduled for June 30, 2000. The reverse stock split was effective on October 4, 1999.

	On 15th day of October, 1999 the company held a special meeting of the Board of Directors the Board unanimously approved a Plan and Agreement of Merger with Military Resale Group, Inc. This merger is dependent upon
Bactrol Technologies, Inc. becoming listed on the NASD Bulletin Board at which time the merger would come into full force and effect concurrent with that listing.

ITEM 2. - 	DESCRIPTION OF PROPERTY

 	The company's executive offices are located at in care of Associates Investment Corporation, Inc., 1109 North 21 Avenue, Suite 120, Hollywood, Florida 33020 telephone (954) 923-6002 The company neither owns nor rents any real properties. The company is currently sharing space with Associates Investment Corp., which is the office space of Guy Galluccio, who is the President of Bactrol Technologies, Inc. This office space is fully equipped with a computer, fax machine copying machine, files and bookcase. The company has no written lease. The term of the oral lease is on a month to month basis at no cost to the company.

ITEM 3 - 	LEGAL PROCEEDINGS

	The company is not involved in any litigation nor does management know of any litigation involving the company which may be filed in the future.

ITEM 4 - 	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

	No matter was submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

	The company's common stock is not currently trading, but the company is in the process of attempting to become listed on the NASD Bulletin Board. The company believes there will be a market for the common stock of the company on the over-the-counter market. The market for the company's common stock will depend upon the ultimate value of the business which the company may acquire. Should the business become profitably productive, management believes that a fair market price for the stock will develop. In the event the company's operations show a profit beyond the company's need for expansion capital it is the intention of management to declare quarterly cash dividends. It should be noted that, since the company has not as yet started or acquired any business, the above is speculation on the part of management.

	On the 15th day of October, 1999 the company issued 1,000 common shares, $.0001 par value to Alan Finfer and issued 2,500 common shares, $.0001 par value to Richard Tannebaum in exchange for serving in their respective capacities as of September 30, 1998.

	The approximate number of shares held by record holders of the Company's common stock as of December 31, 1999 is 593,500.

	The company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the company's business.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

	Since its inception, the company has had no revenues from operations and has relied almost exclusively on stockholder loans and the sales of securities to raise capital to fund operations. As of December 31, 1999 the company had no cash.

	The Company has a non-interest bearing demand note receivable from Bionic Financial Corporation at December 31, 1999 and December 31, 1998.


ITEM 7 - FINANCIAL STATEMENTS

	Audited, consolidated balance sheets as of December 31, 1999 and December 31, 1998, and related statements of operations, stockholders' equity (deficiency) and cash follows are included after Item 12 herein.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	Management is not aware, and has not been advised by any former accountants, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. management has not consulted the accountants regarding either the application of accounting principles to any specified transaction or any disagreement with any former accountant.


PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
	 COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

	The current directors of the Company will serve until the next annual (or special in lieu of annual) meeting of shareholders at which time directors are elected and qualified. Names, age, period served and positions held with the company are as follows:


Name					Age		Positions with Company

Guy A. Galluccio, Sr.		62 		President and Director

Alan Finfer 			64 		Secretary, Treasurer and
							Director

GUY A. GALLUCCIO, SR. -- President and Director In 1998, Mr. Galluccio became the President and a member of the Board of Directors of the company. His duties are the general administration of the company and carrying out the policies established by the Board of Directors. In addition since 1996 he has worked as President and a Director of Associates Investment Corporation and has conducted a business brokerage service for that company since its inception. From 1988 to 1996, Mr. Galluccio was the President and Director of Omni Financial Management, Inc. which was incorporated in 1988. Mr. Galluccio also conducted a business brokerage business for this entity. His duties with that company included the general management of the company. Education: Mr. Galluccio's formal education was terminated when he graduated from Manhattan Aviation School in 1954.

ALAN FINFER -- Vice President and Director Mr. Finfer was elected Vice-President Secretary, Treasurer and Director on May 15, 1998. He assists Mr. Galluccio in the administration of the company. From 1997 to the present, Mr. Finfer has been employed by Lois Inc. (Law Office Information Systems), which is located in Van Buren, Arkansas, as a Sales Representative in Florida for this legal publisher. Prior to that time, Mr. Finfar was a sales representative for Lawyers Coop Publishing Company. During his thirteen years in their employment Mr. Finfer was awarded the Presidents Club Award for reaching the highest interest over quota in his Region. Education: Mr. Finfer obtained his degree specializing in dentistry from New York City Community College in 1955.

DIRECTORSHIPS

	Alan Finfer is a director of Sun Reporter, Inc. now called Photon Pharm, Inc. However, Sun Reporter is not engaged in any business at the present time and there is no conflict between Mr. Finfer's duties with Bactrol and his duties with Photon Pharm, Inc.

IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

	None

FAMILY RELATIONSHIPS

	None

ITEM 10 - EXECUTIVE COMPENSATION

None of the officers or directors have received any compensation for their services with the company to date nor will they receive any remuneration from the company for serving in these positions other than reimbursement for out-of- pocket expenses incurred on behalf of the company during the year ending December 31, 1999. Out of pocket expenses is defined as the moneys expended on behalf of the company while engaged in the company's business such as travel expenses and items purchased for the company, etc. After that time, future salaries of the officers and directors will be set by the Board of Directors depending on the financial condition of the company. There are no arrangements or understandings pursuant to which any persons were or are to be selected as an officer or director of the company nor do any of the officers or directors serve as a nominee for another person.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name & Address of		Amount & Nature or		Percent of
Beneficial Owner		Beneficial Ownership		Class

Alan Finfer 		1,000  Common stock		 .17%
745 NW 73 Avenue
Plantation, FL 33313

Guy A. Galluccio, Sr. 	45,900 Common stock		7.73%
1109 North Second Avenue
Apartment 120
Hollywood, FL 33020

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	No transactions have taken place during the last two years between the company and any of its officers, directors, any nominees for such offices or shareholders nor are there any proposed such transactions, other than the sharing of office space previously mentioned in Item 6 above or the issuance of shares of stock set forth in Item 5.


PART F/S

BACTROL TECHNOLOGIES, INC.
FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998




INDEPENDENT AUDITOR'S REPORT


To The Stockholders of
Bactrol Technologies, Inc.


We have audited the accompanying balance sheets of Bactrol Technologies, Inc. as of December 31, 1999 and 1998 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bactrol Technologies, Inc. as of December 31, 199 and 1998 and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.





/S/
Puritz & Weintraub, LLP
Weston, Florida
March 15, 2000


BACTROL TECHNOLOGIES, INC.
BALANCE SHEETS



ASSETS

							December 31,
						1999 			1998

Notes Receivable				$ 1,500		$ 1,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
	Accounts payables and other
	Liabilities				$ 3,680		$11,430
	Corporate taxes payable		      0		$11,310
	Loan Payable			 27,511		      0
Total current liabilities		 31,191		 22,740

STOCKHOLDERS' EQUITY
	Common stock, $.0001 par value
	50,000,000 shares authorized,
	593,500 and 590,000 shares
	issued and outstanding at
	December 31, 1999 and 1998,
	Respectively				59		     59
	Additional paid-in capital	 16,193		  5,193
	Deficit				(45,943)		(26,492)
Total stockholders' deficit		(29,691)		(21,240)

TOTAL LIABILITIES AND STOCKHOLDERS'
	 DEFICIT				$ 1,500		$ 1,500


Notes to financial statements are an integral part of this statement.


BACTROL TECHNOLOGIES, INC.
STATEMENT OF OPERATIONS


							For the year ended
							  December 31,
							1999   		1998

Revenue						$0			$0

Expenses:
	Interest					0			1,902
	Office expense				1,000			0
	Penalties					0       		1,672
	Professional Fees				18,400		950
	State corporate charter			51			325
		Total expenses			19,451		4,849

Net (Loss)					      $(19,451)	      (4,849)

Net (Loss) per common share
	(basic and diluted)			$  (0.03)	      $(0.01)

Average shares outstanding			  590,875	      590,000

Notes to financial statements are an integral part of this statement.

BACTROL TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS DEFICIT
For the years ended December 31,1999 and 1998




                                                     Addition
                               Common Stock          Paid-in
                               Shares    Amount      Capital          Deficit

Balance at December 31,1997     590,000   $  59     $  5,193       $ (21,643)

1998 net loss                         0       0            0          (4,849)

Balance at December 31,1998     590,000      59        5,193         (26,492)

Sales of common stock             3,500       -       11,000
December 31, 1999 net loss            0       0            0         (19,451)

Balance at December 31, 1999    593,500   $  59     $ 16,193       $ (45,943)

Notes to financial statements are an integral part of this statement.

BACTROL TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS



							For the year ended
						   	December 31,
							2000   		1998
OPERATING ACTIVITIES
Net (Loss)						$(19,451)		$(4,849)
Adjustments to reconcile net (loss to
	Cash (used in) operating activities:
		Increase (decrease) in
		 Corporate taxes payable	 (11,310)	  	3,899
		Increase (decrease) in accounts
		 Payable and other liabilities ( 7,750)	   	950

Cash provided by (used in) operating
	Activities					$(38,511)	    	0

FINANCING ACTIVITIES
	Sale of common stock			  11,000  	      0
	Proceeds from loan			  27,511	      0
Cash was provided by financing activities	$ 38,511          0

New increase (decrease) in cash		       0	      0

Cash, beginning of the year			       0	      0

Cash, end of the year				       0          0

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

The Company has a non-interest bearing demand note receivable from Bionic Financial Corporation at December 31, 1999 and December 31, 1998.

3.	Corporate Tax Payable

The Company had not filed its annual New York State taxes since 1984 and had its corporate status dissolved. During January 1999, management filed all of the delinquent tax returns and is awaiting the Company's reinstatement.

4.	Other Matters

During 1999, the Company entered into a plan and agreement of merger with Military Resale Group, Inc. The merger is dependent upon Bactrol
Technologies, Inc. becoming listed on the NASD Bulletin Board at which time the merger comes into full force and effect concurrent with that listing.

The Company is a former reporting company with the Securities and Exchange Commission and is currently in the process of updating all required SEC filings so that it can have it's securities traded.

On October 4, 1999, the Board of Directors approved a 20 to 1 reverse stock split of its issued and outstanding common stock. These financial statements reflect its retroactive effect of the reverse stock split in all periods presented.

ITEM 13 - EXHIBITS AND REPORTS

(12) Additional Exhibits
(a) Plan and Agreement of Merger Relating to the
Merger of Military Resale Group, Inc. into
Bactrol Technologies, Inc.



SIGNATURES

	In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				BACTROL TECHNOLOGIES, INC.

				By: ___________________________
				GUY A. GALLUCCIO, SR., President
June 1, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


				By:___________________________________
				GUY A. GALLUCCIO, SR.,
				President and Director




				By:__________________________________
				ALAN FINFER
				Secretary, Treasurer and
				Director

Exhibit (12)  Proposed Merger Agreement

	PLAN AND AGREEMENT OF MERGER


	Relating to the Merger of
	MILITARY RESALE GROUP, INC.
Into
	BACTROL TECHNOLOGIES, INC.

	Dated:             , 1999


	PLAN AND AGREEMENT OF MERGER

	This PLAN AND AGREEMENT OF MERGER ("Agreement") entered
into this      day of             , 1999, by and among MILITARY
RESALE GROUP, INC., a Maryland corporation ("MRG") and BACTROL TECHNOLOGIES, INC., a New York corporation ("BTI"). (MRG and BTI are sometimes collectively referred to herein as the "Constituent Corporations").

	BACKGROUND OF AGREEMENT

	WHEREAS, MRG is a corporation organized under the laws of the State of Maryland. MRG has authorized capital of 10,000,000 shares of common stock, par value $0.01 per share, of which approximately 5,360,000 shares are issued and outstanding.

	WHEREAS, BTI is a corporation organized under the laws of the State of New York. The authorized stock of BTI consists of shares of common stock, with a par value of $0.0001 per share, of which approximately 12,700,000 shares are validly issued and outstanding.

	WHEREAS, MRG proposes to merge into BTI, with shareholders of MRG (sometimes hereinafter referred to as "Shareholders") surrendering their MRG stock in exchange for common stock of BTI.

	WHEREAS, the Boards of Directors of MRG and BTI have determined that a merger of MRG into BTI is in the best interests of MRG and BTI, and such companies desire to set forth in this Agreement their entire agreement respecting such merger
(sometimes hereinafter "Merger").

	WHEREAS, the parties intend that the Merger qualify as a tax-free reorganization within the meaning of the provisions of
Section 368 of the Internal Revenue Code of 1986, as amended from time to time (the "Code").

	Whereas, BTI shall complete prior to closing the following: filed with and obtained the approval of the Securities and Exchange Commission ("SEC") re Form 10; be in full compliance with all SEC requirements; completed the 20 for 1 reverse split with less than 640,000 shares issued and outstanding; registered with the State of New York and/or any other appropriate regulator to sell up to 2,000,000 freely tradable shares of its stock; sold a minimum of 500,000 shares of stock and have in escrow at least $220,000 after offering expenses; and filed with the NASDAQ the Form 15c-2-11 and taken any other steps so that its stock is trading on the NASDAQ-OTC-BB.

	NOW, THEREFORE, in consideration of the mutual covenants and agreements herein contained, the parties hereto, intending to be legally bound hereby, agree as follows:

	ARTICLE I
	MERGER OF MRG AND BTI
	Section 1.1	Closing.

	The closing of the transaction contemplated by this Agreement shall take place no later than five (5) business days after all conditions necessary to consummate the Merger, as provided in this Agreement, have been complied with and the approvals described in Section 4.1 and 4.2 have been obtained ("Closing") at the offices of Richard H. Tanenbaum, Esquire, 7315 Wisconsin Avenue, Suite 775 North, Bethesda, Maryland, 20814 or such other place or date as the parties hereto may agree to in writing, at which time the documents referred to in Articles IX and X will be exchanged and, immediately thereafter, the filing of a Certificate of Merger and Articles of Merger (as described in Section 4.3) will be performed.


	Section 1.2  Merger.

	MRG and BTI shall be merged on the Effective Date, as defined in Section 4.4, into a single corporation in accordance with the applicable provisions of the Maryland Corporation Code, by MRG merging into BTI, the surviving corporation. (BTI shall sometimes hereinafter be referred to as the "Surviving Corporation"). The separate existence of MRG shall cease upon the Effective Date, and BTI shall thereafter possess all of the rights, privileges, immunities, powers, licenses, permits and franchises, both of public and private nature, and all the property, real, personal and mixed, all debts due on any account and all chooses in action belonging to or inuring to either of the Constituent Corporations, and shall be subject to all the restrictions, disabilities and duties of each of the Constituent Corporations. Any claim existing or action or proceeding pending by or against either of the Constituent Corporations may be prosecuted as if the Merger had not taken place or BTI may be substituted in its place. Neither the rights of creditors nor any liens upon the property of either of the Constituent Corporations shall be impaired by the Merger.

	ARTICLE II
	ARTICLES, BYLAWS, DIRECTORS AND OFFICERS
	Section 2.1  BTI Articles and Bylaws.

	The Articles of Incorporation and Bylaws of BTI as in effect on the Effective Date shall continue in full force and effect, unless and until subsequently amended, as the articles of incorporation and bylaws of the Surviving Corporation. However, BTI shall change its place of domicile from the State of New York to the State of Delaware and shall change its corporate name to Military Resale Group, Inc., on or before the Closing hereunder.

	Section 2.2  BTI's Directors and Officers.

	The directors and officers of BTI in office on the Effective Date shall resign as the directors and officers of the Surviving Corporation upon the Closing hereunder and their successors shall be duly elected and qualified pursuant to
Section 2.3 below.

	Section 2.3  MRG Representation on BTI Board.

	Upon Closing hereunder and consummation of the Merger, MRG representatives designated by Edward T. Whelan shall be entitled to nominate the individuals who shall serve as the Board of Directors of BTI in accordance with the Bylaws of the Surviving
Corporation.

	Section 2.4  Edward T. Whelan.

	Edward T. Whelan shall be appointed as Chairman of the Board of Directors and Ethan D. Hokit shall be appointed as President of BTI as soon as reasonably practicable following consummation of the Merger.

	ARTICLE III
	CONVERSION, EXCHANGE AND CANCELLATION OF SHARES
	Section 3.1  BTI Capital Stock.

	Prior to Closing hereunder, in accordance with BTI's Board of Directors action on October 4, 1999, BTI shall effectuate a reverse split of each share of common stock of BTI which shall be issued and outstanding immediately prior to the date hereof, and without any additional action required to be taken by the holder thereof, with the BTI Stock outstanding converted automatically into one (1) share of BTI common stock for each twenty (20) shares of common stock of BTI ("BTI Stock") as held immediately prior thereto. Thus as of Closing hereunder, there shall be a total of 640,000 shares of BTI currently outstanding stock before issuance of stock to holders of MRG common stock as a result of the subject Merger. It is understood that upon execution of this Agreement, MRG and BTI agree and shall facilitate the sale of a minimum of 500,000 shares of BTI stock to raise the funds required to effectuate the subject merger transaction, in which case the total shares of BTI stock outstanding at closing may be 1,140,000 shares.

	In addition, upon the Effective Date, each share of common stock of MRG which shall be issued and outstanding immediately prior thereto, other than Dissenting Shares as defined in
Section 3.5, by reason of the Merger shall be converted automatically into the right to receive one (1) share of BTI common stock for each one (1) share of common stock of MRG held immediately prior thereto. The BTI Stock shall be registered in the name of, and in each case delivered to, the holder of such MRG common stock on the Effective Date or thereafter (as provided in Section 3.3 hereof) upon surrender of their share certificate(s) of MRG stock (MRG Certificate) in proper form endorsed in blank, or such lost certificate affidavits and bonds as are deemed appropriate by BTI's officers.

	Section 3.2  Treasury Shares.

	Each share of MRG common stock, if any, held in the treasury of MRG shall, by virtue of the Merger, be canceled and cease to exist, and no payment shall be made with respect to such stock.

	 Section 3.3  Exchange of Shares.

(a) Deposit of Stock. On the Effective Date, or promptly thereafter, BTI shall make available, by transferring to the Surviving Corporation or the Exchange Agent shares of BTI stock issuable in exchange for outstanding shares of common stock of MRG.

(b) Surrender and Exchange of Certificates.  On the
Effective Date or as soon as practicable thereafter, the Surviving Corporation or, at MRG's election, a bank or trust company selected by MRG acting as Exchange Agent for the exchange of MRG Stock (the "Exchange Agent") shall mail to each holder of record of MRG Certificates (I) a form letter of transmittal, and (ii) instructions for the surrender of the MRG Certificate in exchange for certificates representing BTI Stock. Upon surrender of the MRG Certificate to the Surviving Corporation for cancellation or, if an Exchange Agent has been designated, to the Exchange Agent or to another agent or agents selected by MRG, together with the letter of transmittal, duly executed and completed, the holder of the MRG Certificate shall be entitled to receive, in exchange, a certificate representing that number of shares of BTI Stock into which the shares of MRG Stock represented by the surrendered certificates were converted under the provisions of this Article III, and the surrendered MRG Certificate shall forthwith be canceled.

(c) Dividends. No dividends or other distributions in respect of BTI Stock declared after the Effective Date for BTI Stock and payable to holders of record after the Effective Date shall be paid to the holder of any unsurrendered MRG Certificate for the shares of BTI Stock until the holder of record surrenders the MRG Certificate. Subject to the effect, if any, of applicable law, after the subsequent surrender and exchange of a MRG Certificate, the holder shall be entitled to receive any dividends or other distributions, without interest, which previously became payable for shares of BTI Stock represented by the MRG Certificate.

(d) Share Transfers Prior to Exchange. If any certificate representing shares of BTI Stock is to be issued in a name, other than that in which the MRG Certificate surrendered is registered, it shall be a condition of such registration that the surrendered MRG Certificate shall be properly endorsed or otherwise in proper form for transfer. In addition, the person requesting such registration shall pay any transfer or other taxes required by reason of the payment to a person other than the registered holder of the surrendered MRG Certificate or establish to the satisfaction of the Surviving Corporation that the tax has been paid or is not applicable.

(e) Effect of Share Exchange.  All shares of BTI
Stock for which shares of common stock of MRG are exchanged shall be deemed to have been issued in full satisfaction of all rights pertaining to the exchanged shares of common stock of MRG.

(f) Fractional Shares.  No fractional shares of BTI
Stock will be issued in connection with the exchange, and no certificate for a fractional share of BTI Stock will be issued. Each holder of a MRG certificate shall receive the number of whole shares to which the holder is entitled under Section 3.1 of this Agreement, rounded up to the next greatest whole number.
 Each holder of an MRG Certificate shall receive at least one share of BTI Stock.

(g) Company Stock Transfer Books.  After the
Effective Date, there shall be no further registration of transfers on the stock transfer books of the Surviving Corporation of the shares of common stock of MRG which were outstanding immediately prior to the Effective Date. If, after the Effective Date, MRG Certificates representing MRG common stock shares are presented to the Surviving Corporation, they shall be canceled and exchanged for BTI Stock as provided in this Article III.

	Section 3.4  Adjustments.

	If, between the date of this Agreement and the Effective Date the outstanding shares of common stock of MRG (5,360,000 shares) or the BTI Stock (12,700,000 shares, subject to the reverse split described above with 640,000 shares [or, upon the sale of an additional 500,000 shares of BTI stock, up to 1,140,000 shares] being outstanding as of the Effective Date without adjustment), as the case may be, change into a different number of shares or a different class by reason of any issuance or cancellation of shares or any reclassification, recapitalization, split-up, combination, exchange of shares or readjustment, or due to a stock dividend declared with a record date within said time period other than the contemplated reverse split of BTI Stock ("Adjustment Event"), then the number and class of shares of BTI Stock to be issued and delivered in the Merger in exchange for each outstanding share of common stock of MRG shall be appropriately adjusted upon the Adjustment Event.

	For purposes of this Section 3.4, the term "Adjustment Event" shall not include the contemplated 1 for 20 reverse split of the BTI Stock or any subsequent issuance of securities by BTI, agreed to by MRG in a transaction negotiated in good faith, in connection with any investment in, capital contribution to, acquisition of any interest in or assets or properties of, or any merger with, any person, firm, entity, corporation or enterprise.

	Section 3.5  Dissenting Shares.

	Notwithstanding anything in this Agreement to the contrary, except as otherwise provided by applicable law, shares of common stock of MRG that are outstanding immediately prior to the Effective Date and that are held by stockholders who, prior to the taking of the vote of the stockholders of MRG on the Merger, have filed with MRG a written objection to the Merger, who have not voted the shares in favor of the Merger, and who, after the taking of the vote, properly demanded payment for the shares in accordance with the Maryland Corporation Code (the "Dissenting
Shares") shall not be exchangeable for the right to receive the consideration provided in Section 3.1 of this Agreement. The holders of Dissenting Shares shall be entitled to payment for the shares under the applicable provision of the Maryland Corporation Code. However, if:

(a) any holder of Dissenting Shares subsequently delivers a written withdrawal of the holder's demand for appraisal of the shares (with the written approval of BTI, if the withdrawal is not tendered within 60 days after the taking of the vote), or

(b) any holder fails to establish the holder's entitlement to appraisal rights as provided in the Maryland Corporation Code, or

(c) neither any holder of Dissenting Shares nor the Surviving Corporation has filed a petition demanding a determination of the value of all Dissenting Shares within the time provided in the Maryland Corporation Code, the holder or holders (as the case may be) shall forfeit the right to appraisal of the shares and the shares shall then be deemed converted into, and to have been exchanged for, as of the Effective Date, BTI Shares as provided in Section 3.1 of this Agreement, without interest, upon surrender of the MRG certificate representing the Dissenting Shares.



	ARTICLE IV
	MERGER PROCEDURE

	Section 4.1  Approval by MRG Shareholders.

	This Agreement shall be submitted to the MRG Shareholders for their approval at a meeting to be held as soon as practicable after all disclosure filings and other legal procedures required to be done, held, performed or accomplished prior thereto have been properly and lawfully done, held, performed or accomplished.

	Section 4.2  Approval by BTI Shareholders.

	This Agreement is hereby approved by BTI and Guy Gallucio and Alan Finer, as the majority shareholders of BTI. BTI shall take all steps necessary to provide any disclosures, filings and other legal procedures required to be done, held, performed and accomplished prior to the Effective Date and shall see same have been properly and lawfully done, held, performed or accomplished.

	Section 4.3  Filing of Articles of Merger.

	Forthwith upon the approval of this Agreement by the Shareholders of BTI and MRG as provided in Sections 4.1 and 4.2 hereof and the completion of the reverse split of stock by BTI as contemplated in Section 3.1 and change of BTI's domicile and corporate name as provided in Section 2.1, if the Agreement has not then been terminated pursuant to Article XI hereof, then
Articles of Merger shall be filed by MRG and recorded in accordance with the General and Business Corporation Law of Maryland. Such documents, duly executed by the proper officers of the Constituent Corporations, shall be held in the interim by a law firm selected by MRG for dating and filing by that firm, without further instructions, upon being advised that the approvals referred to in Sections 4.1 and 4.2 have been obtained. The function of such law firm shall be purely ministerial and each party hereto shall indemnify and hold such firm harmless from any conduct consistent herewith.

	Section 4.4   Effective Date.

	The Merger contemplated hereunder shall become effective at 5:00 p.m., Eastern Standard Time, on the date on which both the Certificate of Merger has been filed with the Secretary of State of Maryland and the Articles of Merger have been filed with the Secretary of State of Maryland ("Effective Date").


	ARTICLE V
	REPRESENTATIONS AND WARRANTIES OF MRG

	In order to induce BTI to enter into this Agreement and to consummate the transactions contemplated hereby, MRG makes the following representations and warranties to BTI:

	Section 5.1  Organization and Good Standing.

	MRG is a corporation, duly organized, validly existing and in good standing under the laws of the State of Maryland. MRG has no subsidiary or affiliated companies. MRG has the power to carry on its business as and where conducted and is entitled to own, lease or operate its business assets. MRG has delivered to BTI complete and correct copies of its Articles of Incorporation, as amended, and Bylaws, as amended, and in effect on the date of this Agreement. As of the Effective Date the entire issued and outstanding capital stock of MRG shall consist of the shares of common stock referred to in Schedule 5.1 held by the Shareholders, and MRG shall not, as of such date, have any outstanding stock options, warrants, or other obligations to issue its capital stock, except as listed on Schedule 5.1.

	Section 5.2  Authorization of Agreement.

	This Agreement and all other agreements and instruments to be executed in connection herewith have been authorized by all requisite corporate action on the part of MRG, have been duly executed and delivered by MRG and, upon approval by the Shareholders, shall constitute the legal, valid and binding obligation of MRG enforceable in accordance with their respective terms.

	Section 5.3  Ownership of Shares.

	The capitalization of MRG is set forth on Schedule 5.1. The Shareholders listed on Schedule 5.1 are the lawful owners of all issued and outstanding shares of capital stock of MRG in the denominations therein set forth, and have full power and authority to approve this Agreement. Each issued share is validly issued, fully paid, nonassessable and each outstanding share is entitled to one vote. No shares were issued in violation of pre-emptive rights. Such shares are owned free and clear of all liens, mortgages, pledges, security interests, restrictions, prior assignments, spouses' rights, encumbrances and claims of any kind or nature whatsoever, except as set forth on Schedule 5.1. As of the Effective Date, MRG shall not have any outstanding stock options, warrants, or other obligations to issue its capital stock.

	Section 5.4 Financial Statements.

	MRG has delivered to BTI the following audited financial statements for the years ending December 31, 1997 and December
31, 1998;

		(a)  Balance Sheet
		(b)  Statement of Operations
		(c) Statement of Shareholders' Equity

	All such financial reports are true and complete as of their respective dates, and have been prepared in accordance with generally accepted accounting principles and practices consistently applied, except as otherwise indicated in the footnotes thereto. Each such report sets forth fairly and accurately as of its date MRG's financial condition, results in operations and assets and liabilities for the period then ended. Except as set forth on Schedule 5.4, on the date hereof and as of the Effective Date, there is and will have been no material adverse change in the condition of MRG since December 31, 1998.

	Section 5.5  Litigation.

	Except as listed on Schedule 5.5, there is no claim, action, investigation, suit or proceeding of any nature pending before any court or governmental agency, authority or body and, to the best of the knowledge of MRG, there is no such claim, action, investigation, suit or proceeding threatened or contemplated by any third party which, if it were to result in a decision adverse to MRG, would materially and adversely affect the business operations, properties, assets or conditions of MRG. Neither MRG nor its business and assets are subject to or directly affected by any order, judgment, decree or ruling of any court or governmental agency, except any of the foregoing as they may be of general application to businesses similar to that conducted by MRG.

	Section 5.6  No Conflict With Other Instruments.

	As of the Effective Date, the consummation of the transactions contemplated by this Agreement will not result in the breach of any term or provision of or constitute a default under any indenture, mortgage, deed of trust, or other material agreement or instrument to which BTI is a party.

	Section 5.7  Insurance.

	MRG shall obtain and maintain in full force and effect valid policies of fire and extended coverage casualty insurance with respect to its assets, as well as valid policies of public liability and unemployment compensation with respect to its business.

	Section 5.8  Licenses and Permits; Governmental Authorizations.

	MRG has all licenses, franchises, permits, approvals and other governmental authorizations necessary for the conduct of its business operations.

	ARTICLE VI
	ADDITIONAL COVENANTS AND AGREEMENTS OF MRG

	MRG hereby covenants and agrees to the following, the fulfillment of each of which shall constitute, at and as of the Effective Date, a condition precedent to the obligations of BTI hereunder:

	Section 6.1  Existence, Rights and Franchises.

	From and after the date of this Agreement and until the Effective Date, MRG shall comply with all applicable laws and regulations, take all necessary actions to keep in full force and effect its existence, rights and franchises, and shall not amend its articles of incorporation or bylaws except as may be necessary to carry out the provisions of this Agreement.

	Section 6.2  Conduct of Business Before the Closing.

	From and after the date of this Agreement and until the Effective Date:

(a) Diligent Conduct.  Except as consented to by BTI,
MRG shall conduct its business diligently in the ordinary course. MRG shall use its best efforts to preserve its business organization intact, to keep available to BTI the services of MRG's present officers and to preserve for the benefit of BTI the goodwill of MRG's suppliers, customers and others having business relations with MRG.

(b) Properties and Assets. MRG shall not, without the prior written consent of BTI, sell or transfer any of its assets, other than in the ordinary course of business or subject any of its assets to any mortgage, pledge, lien, charge or encumbrance of any kind.

(c) Contracts; Liabilities. MRG shall not, without the prior written consent of BTI: (I) amend, alter or terminate any contract to which it is a part except in the ordinary course of business, (ii) enter into or become a party to any plan, contract or agreement except in the ordinary course of business;
(iii) borrow or agree to borrow any funds, or otherwise become subject to, by way of guarantee or otherwise, any obligations or liability except in the ordinary course of business and consistent with past practice; or (iv) pay or discharge any claim, liability or obligation, except in the ordinary course of business and consistent with past practice.

(d) Insurance. MRG shall continue in force its existing insurance policies as set forth on Schedule 6.2(d), subject only to variations in coverage amounts required by the ordinary operation of its business.

(e) Distributions.  Except as set forth on Schedule
6.2(e) hereto, MRG shall not make any distributions with respect to or in redemption or partial redemption of any of its shares of capital stock, or any payment of any indebtedness to shareholders or any bonus or other increases in compensation to employees, including without limitation employees who are shareholders, except compensation in the ordinary course of business.

	Section 6.3  Access and Information.

	MRG will afford to BTI and its counsel, accountants and other representatives reasonable access to the books, records and assets of MRG and shall furnish to BTI and its counsel, accountants and other representatives all information which BTI may reasonably request.

	Section 6.4  Shareholder Approval.

	MRG covenants to (I) comply with the provisions of Section
4.1 hereof; (ii) use its best efforts to take all corporate action and obtain all waivers and consents necessary to effectuate the provisions of this Agreement; (iii) use its best efforts to insure that the Shareholders approve the Merger provided for herein; and (iv) insure that each member of its Board of Directors votes his shares of MRG, and encourage all other Shareholders to vote their shares, in favor of such Merger.


	ARTICLE VII
	REPRESENTATIONS AND WARRANTIES OF BTI

	In order to induce MRG to enter into this Agreement and to consummate the transactions contemplated hereby, BTI makes the following representations and warranties to MRG:

	Section 7.1  Organization and Good Standing; Capital.

	BTI is a corporation duly organized and validly existing and in good standing under the laws of the State of New York. BTI has no subsidiary or affiliated companies. BTI has the power to carry on its business as and where conducted, and is entitled to own, lease or operate its business assets. BTI has delivered to MRG complete and correct copies of the articles of incorporation, as amended, and bylaws of BTI as in effect on the date of this Agreement. As of the Effective Date, the entire issued and outstanding capital stock of BTI shall consist of the shares of common stock referred to in Schedule 7.3 held by the Shareholders, and BTI shall not, as of such date, have any outstanding stock options, warrants or other obligations to issue its capital stock except as listed on Schedule 7.3.

	Section 7.2  Authorization of Agreement.

	This Agreement and all other agreements and instruments to be executed in connection herewith have been duly authorized by all requisite corporate action on the part of BTI, have been duly executed and delivered by BTI and shall constitute the legal, valid and binding obligations of BTI enforceable in accordance with their respective terms.

	Section 7.3  Issuance of BTI Stock.

	BTI has full power and authority to issue the BTI Stock to the Shareholders under this Agreement. When issued, the BTI Common Stock will be fully paid, nonassessable, each share entitled to one (1) vote, free and clear of all liens, mortgages, pledges, security interests, restrictions, prior assignments, encumbrances and claims of any kind or nature whatsoever, except as otherwise set forth on Schedule 7.3 and each share shall be registered and fully transferrable in the public market in compliance with all securities laws and regulations.

	Section 7.4  Financial Statements.

	BTI has delivered to MRG the following audited financial statements for years ending December 31, 1997 and through June 30, 1998:

		(a)  Balance Sheet
		(b)  Statement of Income
		(c) Statement of Shareholders' Equity

	All such financial reports are true and complete as of their respective dates, and have been prepared in accordance with generally accepted accounting principles and practices consistently applied, except as otherwise indicated in the notes thereto. Each such report sets forth fairly and accurately as of its date BTI's financial condition, results of operations and assets and liabilities for the period then ended. Except as set forth on Schedule 7.4, on the date hereof and as of the Effective Date there is and will have been no material adverse change in the condition of BTI since June 30, 1998.

	Section 7.5  Litigation.

	Except as set forth on Schedule 7.5, as of the Effective Date there are no claims, actions, investigations, suits or proceedings pending before any court or governmental agency, authority or body and, to the best of the knowledge of BTI, there are no such actions, suits or proceedings threatened or contemplated by any third party which would materially and adversely affect the business operations, properties, assets or conditions of BTI. Neither BTI nor its business and assets are subject to or directly affected by any order, judgment, decree or ruling of any court or governmental agency, except any of the foregoing as they may be of general application to businesses similar to that conducted by BTI.



	Section 7.6  No Conflict With Other Instruments.

	As of the Effective Date, the consummation of the transactions contemplated by this Agreement will not result in the breach of any term or provision of or constitute a default under any indenture, mortgage, deed of trust, or other material agreement or instrument to which BTI is a party.

	Section 7.7  Employee Relations.

	Except as set forth in Schedule 7.7, BTI has no written employment agreements, collective bargaining agreements, retirement, welfare, pension, profit sharing, compensation, bonus, hospitalization, vacation or other employee benefit plan, practice, agreement or undertaking, and no oral employment contracts obligating BTI beyond the minimum requirements imposed on an employer under applicable state or federal law. Except as set forth on Schedule 7.7, BTI has not ceased operation at any facility or withdrawn from or terminated any pension plan or other employee benefit plan in a manner which could subject it to liability under the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

	Section 7.8  Liabilities and Contractual Commitments.

	Except as reflected on the financial statements listed in
Section 7.4 or in any other schedule or exhibit to, or provisions of this Agreement, and other than open purchase orders and other obligations entered into in the ordinary course of business, BTI has no undisclosed liabilities or contractual commitments, whether accrued, absolute, contingent or otherwise, to any third party or any shareholder, director or employee of BTI, other than those set forth on Schedule 7.8.

	Section 7.9  Tax Payments.

	BTI has timely filed all federal, state and local tax returns required to be filed as of the date of this Agreement and shall timely file all of such returns as of the Effective Date, and has fully paid or shall pay all taxes, penalties and interest reflect on such returns or otherwise owing for the period covered thereby, except as set forth in Schedule 7.9. At the Effective Date there shall be no federal, state or local taxes due and payable with respect to the business and assets of
 BTI with respect to any tax reporting period ending on or before the Effective Date. Adequate accruals shall have been established on the books of BTI prior to the Effective Date for all federal, state and local taxes (including taxes, if any, incurred by BTI in connection with the transactions contemplated in this Plan and Agreement of Merger) accrued prior to the Effective Date but unpaid. No extension of time for the assessment of taxes by any taxing authority having jurisdiction over BTI is in effect, and BTI has no knowledge of any unassessed tax deficiency proposed or threatened against it.

	Section 7.10  Insurance; Claims.

	BTI has maintained and now maintains in full force and effect valid policies of fire and extended coverage casualty insurance with respect to its assets, as well as valid policies of public liability and unemployment compensation insurance with respect to its business, in the amounts as is usually carried by companies engaged in similar businesses and owning or operating similar properties, all such policies being set forth on
Schedule 7.10. All claims filed by BTI under any such policies, including without limitation workers' compensation, automobile, and general and product liability claims, are set forth on
Schedule 7.10.

	Section 7.11  Equipment Leases; Title to Properties.

	BTI has and on the Effective Date will have leases for all personal property of which it is the lessee. All such personal property leases are listed on Schedule 7.11. Furthermore, BTI has and on the Effective Date will have to the best of its knowledge good and marketable title to all of the equipment, merchandise, inventory, materials, supplies, assets and other property of every kind, tangible or intangible, used in its business and/or contained in its offices, plants and other facilities or shown as assets in its records and books of account, free and clear of all material liens, encumbrances and charges except as set forth on Schedule 7.11

	Section 7.12  Real Property; Leases and Contingent Obligations.

	As of the Effective Date, BTI does not own (and, except as set forth on Schedule 7.12, never has owned) any land or buildings, and is not subject to any liens, claims or encumbrances with regard to any land or buildings. BTI has no leases under which it is entitled to occupy and use in its business. All real property leases and contracts to which BTI is a party or by which it is bound are set forth on Schedule 7.12.

	Section 7.13  Licenses and Permits; Government Approvals.

	To the extent required by the laws, rules and regulations of any applicable jurisdiction with which it is required to comply in connection with its business operations, BTI has or will have as of the Effective Date all governmental licenses, permits, approvals and permissions, necessary to conduct such business operations as they are now conducted or will be conducted under this Agreement. All such licenses, permits, approvals and permissions are listed on Schedule 7.13. BTI has no knowledge of any violations of law, governmental rules or regulations, applicable to the operation or BTI business, and has not received any notice that the licenses, permits and approvals under which it operates its business are insufficient to permit such business to continue after the Effective Date in the same manner and form as it operates on the Effective Date.

	Section 7.14  Hazardous Substances and Hazardous Wastes.

	Except as set forth on Schedule 7.14:

(a) Hazardous Materials Disposal or Release. BTI does not have knowledge of any presence, disposal, releases, or threatened releases of any hazardous or toxic substance, material or waste which is regulated by any local, state or federal governmental authority (collectively, "Hazardous Materials") on, from or under any of the leased properties of BTI in violation of any applicable law. The terms "disposal", "release" and "threatened release" shall have the definitions assigned to them by the Comprehensive Environmental Response, Compensation and Liability Act of 1980, 42 U.S.C., Section 9601, et seq., as amended.

(b) Hazardous Materials Use or Storage. During the time that BTI has leased its properties, to the best of BTI's knowledge, neither BTI nor any third party has used, generated, manufactured, or stored on, under, or about, the properties or transported to or from such properties, any Hazardous Materials in violation of any applicable law or regulation.

	Section 7.15  Brokerage and Finder's Fees.

	There is no broker, investment banker or finder involved on behalf of or by BTI or any of its officers or directors, in connection with the transaction contemplated under this Agreement. To the extent of any such claims contrary to this representation, BTI shall be responsible for same.

	ARTICLE VIII
	COVENANTS AND AGREEMENTS OF BTI

	BTI hereby covenants and agrees to the following, the fulfillment of each of which shall constitute a condition precedent to the obligations of MRG hereunder.

	Section 8.1  Corporate Existence, Rights and Franchises.

	Between the date hereof and the Effective Date, BTI shall take all necessary actions to keep in full force and effect its corporate existence, rights and franchises. BTI shall by the Effective Date have changed its name from "Bactrol Technologies, Inc." to "Military Resale Group, Inc." and shall change its domicile from the State of New York to the State of Delaware.

	Section 8.2  Access and Information.

	BTI will afford to MRG, its counsel, accountants and other representatives reasonable access to the books, records, and assets of BTI and shall furnish to MRG and its counsel, accountants, and other representatives all information which MRG may reasonably request.


	ARTICLE IX
	CONDITIONS PRECEDENT TO OBLIGATIONS OF BTI

	The Closing shall not take place unless all of the following conditions not waived by BTI have been fulfilled before, or will be fulfilled on, the Effective Date.

	Section 9.1  Correctness of Representations and Warranties.

	All the representations and warranties of MRG contained in this Agreement shall be true and accurate in all material respects on the Effective Date with the same material effect as if made on the Effective Date, and BTI shall have received a certificate to that effect dated the Effective Date and executed by the President of MRG.

	Section 9.2  Performance of Covenants and Agreements.

	All of the covenants and agreements of MRG contained in this Agreement and required to be performed before the Effective Date shall have been performed in all material respects, and BTI shall have received a certificate to that effect dated the Effective Date executed by the President of MRG.

	Section 9.3  Approvals.

(a) Shareholders. This Plan and Agreement of Merger shall have been duly approved by the vote of the Shareholders in accordance with applicable law and the Articles of Incorporation and Bylaws of MRG.

(b) Third Parties; Regulatory Bodies. All notices to, declarations of filing with and authorizations, consents, orders, registrations, or approvals ("Approvals") from, third parties and governmental agencies (copies of which shall be provided to the other parties) required to complete the transactions contemplated or planned pursuant to this Agreement or necessary to maintain in full force and effect all agreements under which MRG operates or is bound shall have been delivered, made or obtained.

(c) Company Board of Directors. All action required to be taken by the Board of Directors of MRG to authorize the execution, delivery and performance of this Agreement and the completion of the transactions planned under this Agreement have been duly and validly taken by the Board of Directors of MRG.

	Section 9.4 Delivery of Documents by MRG.

	BTI shall have received on or prior to the Effective Date copies of all stock books, minute books, tax returns, financial records, and all material agreements, records and documents pertaining to the business and organization of MRG.

	Section 9.5  Adverse Changes.

	No material adverse changes shall have occurred in the financial condition, working capital, assets, liabilities, reserves, business, sales, customer list, operations, or prospects or MRG since the date of the financial statements contained in Schedule 5.4.

	Section 9.6  No Governmental Proceeding or Litigation.

	No suit, action, investigation, inquiry or other proceeding by any governmental body has been instituted or threatened which questions the validity or legality of the transactions planned under this Agreement or which, if successfully asserted, would otherwise have a material adverse effect on the conduct of MRG's business assets or on its properties, or would impose any material imitation on the ability of BTI effectively to exercise full rights of ownership of MRG or the assets or business of MRG.

	ARTICLE X
	CONDITIONS PRECEDENT TO OBLIGATIONS OF MRG

	The Closing shall not take place unless all of the following conditions not waived by MRG have been fulfilled before, or will be fulfilled on, the Effective Date:

	Section 10.1  Correctiveness of Representations and Warranties.

	All the representations and warranties of BTI contained in this Agreement shall be true and accurate in all material respects on the Effective Date with the same material effect as if made on the Effective Date, and MRG shall have received a certificate to that effect dated the Effective Date and executed by the President of BTI.

	Section 10.2  Performance of Covenants and Agreements.

	All of the covenants and agreements of BTI contained in this Agreement and required to be performed before the Effective Date shall have been performed in all material respects, and MRG shall have received a certificate to that effect dated the Effective Date executed by the President of BTI.

	Section 10.3  Resolutions of BTI.

	All action required to be taken by the Board of Directors of BTI to authorize the execution, delivery and performance of this Agreement and the completion of the transaction planned under this Agreement have been duly and validly taken by the Board of Directors of BTI.

	Section 10.4  Approvals.

	The requisite approval of the Shareholders of BTI has been obtained, and the other notices, declarations, filings, authorizations, consents, orders, and approvals referred to in
Section 9.3 (copies of which shall be provided to the other parties) have been delivered, made or obtained.

	Section 10.5  Adverse Changes.

	No material adverse changes shall have occurred in the financial condition, working capital, assets, liabilities, reserves, business, operations, or prospects of BTI taken as a whole since the date of BTI's financial statements listed in
Schedule 7.4.

	Section 10.6  No Governmental Proceeding or Litigation.

	No suit, action, investigation, inquiry or other proceeding by any governmental body has been instituted or threatened which questions the validity or legality of the transactions planned under this Agreement or which, if successfully asserted, would otherwise have a material adverse effect on the conduct of BTI's business assets or on its properties. MRG shall cooperate with BTI in using their reasonable efforts to satisfy any such condition to completion of the Merger.

	Section 10.7 Affirmative Action By BTI.

	On or prior to closing BTI shall have completed the following:

(1) Filed with and obtained the approval of the Securities and Exchange Commission ("SEC") re Form 10;
(2)  Be in full compliance with all SEC requirements;
(3) Completed the 20 for 1 reverse split with less than 600,000 shares issued and outstanding;
(4) Registered with the State of New York and/or any other appropriate regulator to sell up to 2,000,000 freely tradable shares of its stock;
(5) Sold a minimum of 500,000 shares of stock and have in escrow at least $220,000 after offering expenses; and
(6) Filed with the NASDAQ the Form 15c-2-11 and taken any other steps so that its stock is trading on the NASDAQ-OTC-

 	ARTICLE XI
	TERMINATION

	In the event that either BTI or MRG shall refuse to close the transactions contemplated in this Agreement by reason of the failure of any condition precedent to closing set forth in Articles IX and X absent waiver by the applicable party thereunder), then this Agreement shall terminate and neither party shall have any obligation or liability to the other hereunder by reason of any provision hereof or any actions taken in contemplation or anticipation of the Closing.

	ARTICLE XII
	INDEMNIFICATION
	Section 12.1  Indemnification by BTI.

	From and after the Closing, BTI and its successors and assigns shall indemnify and hold MRG and its directors, officers, employees, agents, counsel, assigns or representatives harmless from and against any and all losses, liabilities, obligations, damages (whether actual, punitive or consequential), deficiencies, costs or expenses (including interest, penalties and reasonable attorney's fees and disbursements), arising from, asserted against or associated with:

(a) a breach of any representation or warranty made by BTI herein;
(b) failure by BTI to perform any covenant, obligation or agreement made herein; or
(c) the past, present or future operations of BTI.

	Section 12.2  Indemnification by Guy Gallucio.

	Guy Gallucio, together with BTI, jointly and severally indemnify, defend and hold harmless MRG and its directors, officers, employees, agents, counsel, successors and assigns from and against losses, liabilities, obligations, damages (whether actual, punitive or consequential), deficiencies, costs or expenses, including without limitation interest, penalties and reasonable attorneys' fees and disbursements (the "Indemnifiable Items") of any of the foregoing persons or entities, arising from, asserted against or associated with:

(a) a breach of any representation or warranty made by BTI herein;
(b)  failure by BTI to perform any covenant,
obligation or agreement made herein; or
(c) the past operations of BTI, including but not limited to any property or other taxes owing by BTI due to BTI's prior operations.

	Section 12.3  Termination of Indemnification.

	An Indemnified Party shall not be entitled to indemnification for any loss, damage or expense unless the right to such indemnification is asserted on or before the fifth anniversary of the date of the Closing, except that if there then shall be pending any such assertion, dispute, claim, proceeding or action under this Agreement, the Indemnified Party shall continue to have the right to indemnification with respect to such pending assertion, dispute, claim, proceeding or action.

	ARTICLE XIII
	MISCELLANEOUS PROVISIONS

	Section 13.1  Application.

	This Agreement shall be construed and enforced in accordance with the laws of the State of Maryland, except as to any technical New York requirement of corporate merger pertaining to BTI.

	Section 13.2  Notices.

	All notices, requests, demands and other communications called for or contemplated hereunder shall be in writing and shall be deemed to have been duly given when (I) hand delivered;
(ii) sent by telegram, telecopier, telex or wire following by confirmatory letter; or (iii) sent by United States certified or registered mail, postage prepaid, addressed to the parties, their successors in interest, or their assignees at the following addresses (or at such other addresses as the parties may designate by like written notice):



		BTI:			Mr. Guy Gallucio
					1109 North 21st Avenue
					Suite 120
					Hollywood, FL 33020
					Telephone (954) 923-6002
					Facsimile (954) 923-6141

		MRG:			Ethan D. Hokit, President
					2517 Durango Drive
					Colorado Springs, CO 80910
					Telephone (719) 391-4564
					Facsimile (719) 391-4565

	with a copy to:		Richard H. Tanenbaum, Esq.
					7315 Wisconsin Avenue
					Suite 775 North
					Bethesda, MD 20814
					Telephone (301) 951-1585
					Facsimile (301) 951-1525

	Section 13.3  Payment of Expenses.

	Each party shall pay all fees and expenses incurred by it in connection with the preparation, negotiation, execution, delivery and completion of this Agreement and the transactions contemplated hereunder.

	Section 13.4  Assignment.

	This Agreement shall not be assignable by any party without the written consent of the other party hereto.

	Section 13.5  Amendment and Waiver.

	Subject to the applicable law, this Agreement may be amended, modified, and supplemented at any time prior to or at the closing, whether before or after the votes of the shareholders of MRG and BTI, by written agreement approved by the Board of Directors of BTI and MRG; provided, however, that after the votes of shareholders of and MRG no such amendment, modification or supplement may be made which in any way materially adversely affects the rights of any class of shareholders without a further vote by the affected shareholders to approve such amendment, modification or supplement.

	The conditions to each of the parties' obligations to consummate the Merger are for the sole benefit of such party and may be waived by such party in whole or in part to the extent permitted by applicable law; provided, however, that any waiver by a party must be in writing.

	Section 13.6  Survival of Representations and Warranties.

	All representations and warranties made hereunder by the parties hereto shall survive the Closing and any investigation at any time made by or on behalf of the parties hereto. All representations and warranties herein which are made to the best knowledge of a party shall require that such party make reasonable investigation and inquiry with respect thereto to ascertain the correctness and validity thereof.

	Section 13.7  Counterparts.

	This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

	Section 13.8  Captions.

	Captions used herein are for convenience of reference only; such captions are not a part hereof and shall not be used in construing this Agreement.

	Section 13.9  References to Sections.

	References to articles and sections herein include all subsections subsidiary to the sections referred to.

	Section 13.10  Entire Agreement.

	This Agreement contains the entire agreement of the parties regarding the subject matter hereof. It supersedes any and all other agreements, either oral or in writing, between the parties hereto with respect to the subject matter of this Agreement.
Each party to this Agreement acknowledges that no representations, inducements, promises or agreements, oral or otherwise, have been made by any party, or anyone acting on behalf of any party, which are not embodied herein, and that no other agreement, statement or promise with respect to the subject matter hereof not contained in this Agreement shall be valid or binding.

	Section 13.11  Word Meanings.

	Any reference herein to the singular form of a word shall include reference to the plural form thereof, and any reference herein to the plural form of a word shall include reference to the singular form thereof, as the context may require. Words such as "herein", "hereinafter", "hereof", and "hereunder" refer to this Agreement as a whole and not merely to a subdivision in which such words appear unless the context otherwise requires.

	Section 13.12  Exhibits, Schedules and Attachments.

	Each exhibit, schedule and attachment to this Agreement is incorporated herein by reference for all purposes.

	Section 13.13  Further Assurances, Documents.

	Each party hereto agrees to use their best efforts to perform any further act, to cooperate with the other parties and to execute, deliver and file any further documents and instruments that may be reasonably necessary to carry out the provisions of this Agreement and the transactions contemplated hereby as soon as reasonably practicable.

	IN WITNESS WHEREOF, the parties have executed or caused this Agreement to be signed by their respective duly authorized officers on the date first mentioned above.


ATTEST:						BACTROL TECHNOLOGIES, INC.

                          		BY:
Secretary						   President

(Corporate Seal)

ATTEST:						MILITARY RESALE GROUP, INC.

                          		BY:
Secretary						   President

(Corporate Seal)

WITNESS:


							GUY GALLUCIO

	LIST OF SCHEDULES


Schedule 5.1		Shares and Shareholders of MRG Common Stock Issued
				as of Effective Date
Schedule 5.4		MRG Financial Statements - Material Changes, if any
Schedule 5.5		Litigation - MRG
Schedule 6.2(d)		MRG Insurance Policies
Schedule 6.2(e)		MRG Contemplated Distributions With Respect to
				Stock/Indebtedness to Shareholders, etc.
Schedule 7.3		Shares and Shareholders of BTI Common Stock Issued
				 as of Effective Date
Schedule 7.4		BTI Financial Statements - Material Changes, if any
Schedule 7.5		Litigation - BTI
Schedule 7.7		BTI Employment Agreements
Schedule 7.8		BTI Liabilities Other Than Shown on Financial
				Statements
Schedule 7.9		BTI Tax Obligation
Schedule 7.10		BTI Insurance
Schedule 7.11		BTI Property Leases
Schedule 7.12		BTI Realty Owned
Schedule 7.13		BTI Licenses, Permits
Schedule 7.14		BTI Hazardous Substance Disclosure