Form 10QSB
period 2000-03-31
BACTROL TECHNOLOGIES INC /FL
filed 2000-07-26
CIK 1088436

Form 10-QSB

[X] QUARTERLY REPORT
OR
[ ] TRANSITION REPORT
PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2000
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

Yes _x__  No __

As of March 31, 2000: 593,500 shares of common stock were outstanding.

ITEM 1.  FINANCIAL STATEMENTS

BACTROL TECHNOLOGIES, INC.
BALANCE SHEETS
(Unaudited)

ASSETS
                                      					March 31,	December 31
				                                          	2000		1999
Notes Receivable	                        		$  1,500	$ 1 ,500
LIABILITIES AND STOCKHOLDRS' DEFICIT

CURRENT LIABILITIES
    Accounts payables and other
   	liabilities		                        	$   3,680	$  3,680
    Corporate taxes payable		                     0        0
    Loan payable                             27,511        0
Total current liabilities 	                  31,191   31,191

STOCKHOLDERS EQUITY
    Common stock, $0.0001 par value, 50,000.000
       Shares authorized, 593,500 shares issued
       and outstanding at March 31, 2000 and
     	 December 31, respectively	                59       59
Additional paid in capital            	  	   16,193	  16,193
    Deficit				                             (45,943) (45,943)
Total stockholders' deficit		               (29,691) (29,691)


TOTAL LIABILITIES AND STOCKHOLDRS'
   DEFICIT		                           		$   1,500   $ 1,500

Notes to financial statements are an integral part of this statement.

BACTROL TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

				                                    	Three months ended
					                                        March 31,
                                    								2000	      1999
Revenue				                                	$  0    		$  0

Expenses:
	Interest                                   		 0   		    0
	Penalties			                                  0	   	    0
	Professional fees 		                          0   		    0
	State Corporate charter		                     0	    	   51
	Total Expenses:                         		$   0		     $ 51
Net (Loss)			                             	$   0	     	($51)
Net (Loss) per common
	Share (basic diluted)                   		$   0	      $(0.01)


Average shares outstanding	                	593,500   	593,500

Notes to financial statements are an integral part of this statement.


BACTROL TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the year ended December 31, 1998 and three months ended March 31, 2000
(Unaudited)

	                                   				    Additional
                         Common Stock       Paid-in
                         Shares  Amount     Capital    Deficit
Balance at
  December 31, 1998     590,000  $59	       $5,193     ($26,492)

Sale of common stock       3,500   -	       11,000	           0
December 31, 1999 net
     loss         	            0   0             0      (19,451)

Balance as of
 December 31, 1999      	593,500  59        16,193      (45,943)

March 31, 2000 net loss 	      0   0   	    0               		0

Balance at March 31,
 2000                    593,500  $59	      $16,193    ($45,943)

Notes to financial statements are an integral part of this statement.

BACTROL TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                                					For the three months ended
					                                          March 31
	                                        2000           1999
OPERATING ACTIVITIES
Net (loss)			                         	$   0	          $ 51
Adjustments to reconcile net (loss to
  cash (used in) operating activities:
   Increase (decrease) in corporate taxes  0          (11,310)
   Increase (decrease) in accounts
     payable and other liabilities         0           (8,650)
Cash provided by (used in) operating
 activities         			                    0          (20,011)
Cash was provided by financing activities  0           20,011

FINANCING ACTIVITIES:
    Proceeds from loan               			   0	          20,011
Cash was provided by financing activities  0           20,011

Net Increase (decrease) in cash       		   0	               0

Cash, at beginning of year                 0        	       0

Cash, at end of the year              		$  0	             $ 0

Notes to financial statements are an integral part of this statement.

BACTROL TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS


1. Condensed Financial Statements

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments
(consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 2000. The results of operations for the nine months ended March 31,2000 are not necessarily indicative of the results to be expected for the full year.

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

2. Note Receivable

The Company has a non-interest bearing demand note receivable from Bionic Financial Corporation at March
31, 2000 and December 31, 1999.

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

On October 4, 1999, the Board of Directors approved a 20 to
1 reverse stock split of its issued and outstanding common stock. These financial statements reflect its retroactive effect of the reverse split.

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

Liquidity and Capital Resources

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans, limited distribution deposits and sale of securities to raise working capital to fund operations. At March 31, 2000 the company had no cash and $20,011 in notes receivables.

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


Part II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

	None.

ITEM 2.  CHANGES IN SECURITIES

	On October 4, 1999, the Board of Directors approved a
20 to 1 reverse stock split of its issued and outstanding common stock. As of today's date the company has not had a shareholder's meeting to ratify this change in the outstanding common stock, nor has an amendment reflecting this change to the Articles of Incorporation been filed with the New York Division of Corporations.

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

BACTROL TECHNOLOGIES, INC.

_/s/_ Guy Galluccio, Sr.____
GUY GALLUCCIO, SR., President and
Chairman of the Board



_/s/_ Alan Finfer____
ALAN FINFER, Secretary, Treasurer
Director and Chief Financial Officer

DATED:   June 11, 2000