Form 10QSB
period 2000-06-30
BACTROL TECHNOLOGIES INC /FL
filed 2000-09-05
CIK 1088436

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the six month period ending June 30, 2000


                           BACTROL TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        New  York                      11-2665282                   000-26463
----------------------------          -------------              ---------------
(State or other jurisdiction          (IRS Employer              Commission File
     of  Incorporation)          Identification  Number)             Number


                   c/o Associates Investment Corporation, Inc.
                        1109 North 21st Avenue, Suite 120
                               Hollywood, Florida
          ------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's  telephone  number,  including  area  code:  (954)  923-6002


Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                  Yes  [X]  No  [ ]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.
                  Yes  [ ]  No  [ ]


                         APPLICABLE TO CORPORATE ISSUERS

On August 31, 2000, the Registrant had outstanding 593,500 shares of common stock.

                            BACTROL TECHNOLGIES, INC.

                                      INDEX

PART  I.           FINANCIAL  INFORMATION

Item  1.           Financial  Statements

Item  2.           Management's  Discussion  and  Analysis  Financial
                     Conditions  and  Results  of  Operations

Item  3.           Forward  Looking  Statements

PART  II.          OTHER  INFORMATION

Item  1.           Legal  Proceedings

Item  2.           Change  in  Securities  and  Use  of  Proceeds

Item  3.           Defaults  Upon  Senior  Securities

Item  4.           Submission  of  Matters  to  a  Vote  of  Security  Holdings

Item  5.           Other  Information

Item  6.           Exhibits  and  Reports  on  Form  8-K

                           BACTROL TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (Unaudited)




                                       June 30, 2000  December 31, 1999
                                       -------------  -----------------
Current assets
     Notes Receivable                  $      1,500   $          1,500
                                       -------------  -----------------
     Total current assets                     1,500              1,500
                                       -------------  -----------------
     Total assets                             1,500              1,500
                                       =============  =================


Current Liabilities
     Accounts payables and other
          Liabilities                         3,680              3,680
     Corporate taxes payable                      0                  0
     Loan payable                            27,511             27,511
                                       -------------  -----------------
     Total current liabilities               31,191             31,191
                                       -------------  -----------------
     Total liabilities                       31,191             31,191
                                       -------------  -----------------
Stockholders' Equity
     Common stock, $0.0001 par value,
      50,000,000 shares authorized,
      593,500 shares issued
      and outstanding                            59                 59
    Additional paid-in capital               16,193             16,193
    Deficit                                 (45,943)           (45,943)
                                       -------------  -----------------
    Total stockholders' deficit             (29,691)           (29,691)
                                       -------------  -----------------
Total liabilities and
    stockholder's equity               $      1,500   $          1,500
                                       =============  =================


See  notes  to  Financial  Statements

                           BACTROL TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                          Three months ended      Six  months  ended
                               June  30,               June  30,
                           2000        1999        2000        1999
                        ----------  ----------  ----------  -----------
Revenues                $        0  $       0   $        0  $        0
                        ----------  ----------  ----------  -----------

Expense
    Interest                     0          0            0           0
    Penalties                    0          0            0           0
    Professional fees            0      5,600            0       5,600
    State corporate
        Charter                  0          0            0          51
                        ----------  ----------  ----------  -----------
        Total expenses           0      5,600            0       5,651
                        ----------  ----------  ----------  -----------

Net (Loss)                       0     (5,600)           0      (5,651)
                        ==========  ==========  ==========  ===========

Net (Loss)
  Per common share
  (basic and diluted)            0      (0.01)           0       (0.01)
                        ==========  ==========  ==========  ===========
Average share
   Outstanding          $  593,500  $ 593,500   $  593,500  $  593,500
                        ==========  ==========  ==========  ===========


See  notes  to  Financial  Statements

                           BACTROL TECHNOLOGIES, INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                    For the year ended December 31, 1999 and
                         Six months ended June 30, 2000
                                   (Unaudited)



                              Common  Stock      Additional
                        ----------------------     Paid-in
                          Shares       Amount      Capital
                        ----------  -----------  ------------  -----------
Balance at
  December 31, 1998        590,000  $        59  $      5,193  $  (26,492)

Sale of common stock         3,500            0        11,000           0

1998 net loss                    0            0             0     (19,451)
                        ----------  -----------  ------------  -----------
Balance at
  December 31, 1999        593,500           59        16,193     (45,943)

June 20, 2000 net loss           0            0             0           0
                        ----------  -----------  ------------  -----------
Balance at
  June 30, 1999            593,500  $        59  $     16,193  $  (45,943)
                        ==========  ===========  ============  ===========


See  notes  to  Financial  Statements

                           BACTROL TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                            Six months ended
                                                 June 30,
                                             2000         1999
                                        -------------  -------------
Operating Activities:
  Net (Loss)                            $           0   $    (5,651)
  Adjustment to reconcile
       Net (loss) to cash
       (used in) operating
       activities:
              Increase (decrease) in
                Corporate tax payable               0       (11,310)
              Increase (decrease) in
                Accounts payable and
                Other liabilities                   0        (8,050)
              Increase in loan
                Payable                             0        25,011
                                        -------------  -------------
Cash provided by (used in)
  Operating activities                              0             0


Cash, beginning of the year                         0             0
                                        -------------  -------------
Cash, end of the year                   $           0  $          0
                                        =============  =============


See  notes  to  Financial  Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.     Condensed  Financial  Statements

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals), which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2.     Summary  of  Significant  Accounting  Policies

Business  Activities
--------------------

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


2.     Note  Receivable

The Company has a non-interest bearing demand note receivable from Bionic Financial Corporation at June 30, 2000 and December 31, 1999.


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

ITEM  3.  FORWARD  LOOKING  STATEMENTS

When used in this report and in future filings by the Company with the Commission in the Registrants' press release or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward looking statements" within the earnings of the Private Securities Litigation Reform Act of 1955. Such statements are subject to certain risks and uncertainties, including the Company's liquidity constraints, potential increases in costs and delays, pending litigation, availability of raw materials, competition, demand for the product and other proprietary products and delays in the distribution process that could cause actual results to differ materially from those presently anticipated or projected. The company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The company wishes to advise readers that actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The company does not undertake - and specifically, declines any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events.

Any potential investor in the Company's securities should understand at this time the company is not engaged in any business.


PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

                  None.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

On October 4, 1999, the Board of Directors approved a 20 to 1 reverse stock split of its issued and outstanding common stock. As of today's date the company has not had a shareholder's meeting to ratify this change in the outstanding common stock, nor has an amendment reflecting this change to the Articles of Incorporation been filed with the New York Division of Corporations.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

                  None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

                  None.

ITEM  5.  OTHER  INFORMATION

During 1999, the Company entered into a plan and agreement of merger with Military Resale Group, Inc. The merger is dependent upon Bactrol Technologies, Inc. becoming listed on the NASD Bulletin Board at which time the merger comes into full force and effect concurrent with that listing.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

                  None.



                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

                                             BACTROL  TECHNOLOGIES,  INC.
                                             (Registrant)

Dated:  August 31, 2000                      By:  /s/  GUY  GALLUCCIO,  JR.
                                                --------------------------------
                                                Guy  Galluccio,  Jr.,  President
                                                And  Chairman  of  the  Board


                                             By:  /s/  ALAN  FINFER
                                                --------------------------------
                                                Alan  Finfer,  Secretary,
                                                Treasurer  and  Chief  Financial
                                                Officer