Form 10KSB/A
period 2000-06-30
BACTROL TECHNOLOGIES INC /FL
filed 2000-10-13
CIK 1088436

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB
                              AMENDMENT NUMBER ONE


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


                         APPLICABLE TO CORPORATE ISSUERS

On August 31, 2000, the Registrant had outstanding 660,004 shares of common stock.

                            BACTROL TECHNOLOGIES, INC.

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

Item  3.           Defaults  Upon  Senior  Securities

Item  4.           Submission  of  Matters  to  a  Vote  of  Security  Holdings

Item  5.           Other  Information

Item  6.           Exhibits  and  Reports  on  Form  8-K

                           BACTROL TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (Unaudited)



                                       June 30, 2000  December 31, 1999
                                       -------------  -----------------
Current assets
     Notes Receivable                  $      1,500   $          1,500
                                       -------------  -----------------
     Total current assets                     1,500              1,500
                                       -------------  -----------------
     Total assets                             1,500              1,500
                                       =============  =================


Current Liabilities
     Accounts payables and other
          Liabilities                         3,680              3,680
     Corporate taxes payable                      0                  0
     Loan payable                            27,511             27,511
                                       -------------  -----------------
     Total current liabilities               31,191             31,191
                                       -------------  -----------------
     Total liabilities                       31,191             31,191
                                       -------------  -----------------
Stockholders' Equity
     Common stock, $0.0001 par value,
      50,000,000 shares authorized,
      593,500 shares issued
      and outstanding                            66                 66
    Additional paid-in capital               16,186             16,186
    Deficit                                 (45,943)           (45,943)
                                       -------------  -----------------
    Total stockholders' deficit             (29,691)           (29,691)
                                       -------------  -----------------
Total liabilities and
    stockholder's equity               $      1,500   $          1,500
                                       =============  =================



See  notes  to  Financial  Statements

                           BACTROL TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                          Three months ended      Six  months  ended
                               June  30,               June  30,
                           2000        1999        2000        1999
                        ----------  ----------  ----------  -----------
Revenues                $        0  $       0   $        0  $        0
                        ----------  ----------  ----------  -----------

Expense
    Interest                     0          0            0           0
    Penalties                    0          0            0           0
    Professional fees            0      5,600            0       5,600
    State corporate
        Charter                  0          0            0          51
                        ----------  ----------  ----------  -----------
        Total expenses           0      5,600            0       5,651
                        ----------  ----------  ----------  -----------

Net (Loss)                       0     (5,600)           0      (5,651)
                        ==========  ==========  ==========  ===========

Net (Loss)
  Per common share
  (basic and diluted)            0      (0.01)           0       (0.01)
                        ==========  ==========  ==========  ===========
Average share
   Outstanding          $  660,004  $ 590,004   $  660,004  $  590,004
                        ==========  ==========  ==========  ===========



See  notes  to  Financial  Statements

                           BACTROL TECHNOLOGIES, INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                    For the year ended December 31, 1999 and
                         Six months ended June 30, 2000
                                   (Unaudited)


                              Common  Stock      Additional
                        ----------------------     Paid-in
                          Shares       Amount      Capital       Deficit
                        ----------  -----------  ------------  -----------
Balance at
  December 31, 1998        590,000  $        59  $      5,193  $  (26,492)

Sale of common stock        70,000            7        10,993           0

1998 net loss                    0            0             0     (19,451)
                        ----------  -----------  ------------  -----------
Balance at
  December 31, 1999        660,004           66        16,186     (45,943)

June 20, 2000 net loss           0            0             0           0
                        ----------  -----------  ------------  -----------
Balance at
  June 30, 1999            660,004  $        66  $     16,186  $  (45,943)
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


October 4, 1999, the Board of Directors approved a 20 to 1 reverse stock split of its issued and outstanding common stock. These financial statements reflect its retroactive effect of the reverse stock split in all periods presented. The amendment herein reflects that the sale of 70,000 shares in 1979 were not subject to the 20 to 1 reverse split as originally reported.


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

                                             BACTROL  TECHNOLOGIES,  INC.
                                             (Registrant)


Dated:  Ocotber 12, 2000                     By:  /s/  GUY  GALLUCCIO,  JR.
                                                --------------------------------
                                             Guy  Galluccio,  Jr.,  President
                                             And  Chairman  of  the  Board


                                             By:  /s/  ALAN  FINFER
                                                --------------------------------
                                             Alan  Finfer,  Secretary,
                                             Treasurer  and  Chief  Financial
                                             Officer