Form 10QSB
period 2000-09-30
BACTROL TECHNOLOGIES INC /FL
filed 2000-10-13
CIK 1088436

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the nine month period ending September 30, 2000


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


                         APPLICABLE TO CORPORATE ISSUERS

On October 12, 2000, the Registrant had outstanding 660,004 shares of common stock.

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

Item  3.          Defaults  Upon  Senior  Securities

Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holdings

Item  5.          Other  Information

Item  6.          Exhibits  and  Reports  on  Form  8-K

                           BACTROL TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (Unaudited)


                                       September 30      December 31
                                           2000             1999
                                       -------------  -----------------
Current assets
     Notes Receivable                  $      1,500   $          1,500
                                       -------------  -----------------
     Total current assets                     1,500              1,500
                                       -------------  -----------------
     Total assets                             1,500              1,500
                                       =============  =================


Current Liabilities
     Accounts payables and other
          Liabilities                         3,680              3,680
     Corporate taxes payable                      0                  0
     Loan payable                            27,511             27,511
                                       -------------  -----------------
     Total current liabilities               31,191             31,191
                                       -------------  -----------------
     Total liabilities                       31,191             31,191
                                       -------------  -----------------
Stockholders' Equity
     Common stock, $0.0001 par value,
      50,000,000 shares authorized,
      593,500 shares issued
      and outstanding                            66                 66
    Additional paid-in capital               16,186             16,186
    Deficit                                 (45,943)           (45,943)
                                       -------------  -----------------
    Total stockholders' deficit             (29,691)           (29,691)
                                       -------------  -----------------
Total liabilities and
    stockholder's equity               $      1,500   $          1,500
                                       =============  =================


See  notes  to  Financial  Statements

                           BACTROL TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                          Three months ended      Nine  months ended
                             September 30,           September 30,
                           2000        1999        2000        1999
                        ----------  ----------  ----------  -----------
Revenues                $        0  $       0   $        0  $        0
                        ----------  ----------  ----------  -----------

Expense
    Interest                     0          0            0           0
    Penalties                    0          0            0           0
    Professional fees            0          0            0       5,600
    State corporate
        Charter                  0          0            0          51
                        ----------  ----------  ----------  -----------
        Total expenses           0          0            0       5,651
                        ----------  ----------  ----------  -----------

Net (Loss)                       0          0            0      (5,651)
                        ==========  ==========  ==========  ===========

Net (Loss)
  Per common share
  (basic and diluted)            0          0            0       (0.01)
                        ==========  ==========  ==========  ===========
Average share
   Outstanding          $  660,004  $ 590,004   $  660,004  $  590,004
                        ==========  ==========  ==========  ===========


See  notes  to  Financial  Statements

                           BACTROL TECHNOLOGIES, INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                    For the year ended December 31, 1999 and
                      Nine months ended September 30, 2000
                                   (Unaudited)


                              Common  Stock      Additional
                        ----------------------     Paid-in
                          Shares       Amount      Capital       Deficit
                        ----------  -----------  ------------  -----------
Balance at
  December 31, 1998        590,004  $        59  $      5,193  $  (26,492)

Sale of common stock        70,000            7        10,993           0

1998 net loss                    0            0             0     (19,451)
                        ----------  -----------  ------------  -----------
Balance at
  December 31, 1999        660,004           66        16,186     (45,943)

June 20, 2000 net loss           0            0             0           0
                        ----------  -----------  ------------  -----------
Balance at
  June 30, 1999            660,004  $        66  $     16,186  $  (45,943)
                        ==========  ===========  ============  ===========


See  notes  to  Financial  Statements

                           BACTROL TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                             Nine months ended
                                               September 30,
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
                                        =============  =============


See  notes  to  Financial  Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.     Condensed  Financial  Statements

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals), which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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


2.     Note  Receivable

The Company has a non-interest bearing demand note receivable from Bionic Financial Corporation at September 30, 2000 and December 31, 1999.


3.     Corporate  Tax  Payable

The Company had not filed its annual New York State taxes since 1984 and had its corporate status dissolved. During January 1999, management filed all of the delinquent tax returns and the Company has been reinstated.


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

                                             BACTROL  TECHNOLOGIES,  INC.
                                             (Registrant)

Dated: October 12, 2000                      By:  /s/  GUY  GALLUCCIO,  JR.
                                                ---------------------------
                                             Guy  Galluccio,  Jr.,  President
                                             And  Chairman  of  the  Board


                                             By:  /s/  ALAN  FINFER
                                                ---------------------------
                                             Alan  Finfer,  Secretary,
                                             Treasurer and Chief Financial
                                             Officer