Form 10QSB/A
period 2000-03-31
BACTROL TECHNOLOGIES INC /FL
filed 2000-11-13
CIK 1088436

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB
                               AMENDMENT NUMBER ONE


                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ending March 31, 2000


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


                         APPLICABLE TO CORPORATE ISSUERS



November 10, 2000, the Registrant had outstanding 660,004 shares of common stock.

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holdings

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

                            BACTROL TECHNOLOGIES, INC.
                                  BALANCE SHEETS
                                   (Unaudited)



                                     March 31, 2000    December 31, 1999
                                    ----------------  -------------------
Current assets
  Notes Receivable                  $         1,500   $            1,500
                                    ----------------  -------------------
    Total current assets                      1,500                1,500
                                    ----------------  -------------------
    Total assets                              1,500                1,500
                                    ================  ===================


Current Liabilities
  Accounts payables and other
    Liabilities                               3,680                3,680
  Corporate taxes payable                         0                    0
  Loan payable                               27,511               27,511
                                    ----------------  -------------------
    Total current liabilities                31,191               31,191
                                    ----------------  -------------------
    Total liabilities                        31,191               31,191
                                    ----------------  -------------------
Stockholders' Equity
  Common stock, $0.0001 par value,
    50,000,000 shares authorized,
    660,004 shares issued
    and outstanding                              66                   66
Additional paid-in capital                   16,186               16,186
  Deficit                                   (45,943)             (45,943)
                                    ----------------  -------------------
  Total stockholders' deficit               (29,691)             (29,691)
                                    ----------------  -------------------
Total liabilities and
  stockholder's equity              $         1,500   $            1,500
                                    ================  ===================



See  notes  to  Financial  Statements

                           BACTROL TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                         Three  months  ended
                              March  31,
                           2000      1999
                         --------  ---------

Revenues                 $      0  $      0
                         --------  ---------

Expense
  Interest                      0         0
  Penalties                     0         0
  Professional fees             0         0
  State corporate
        Charter                 0        51
                         --------  ---------
        Total expenses          0        51
                         --------  ---------

Net (Loss)                      0       (51)
                         ========  =========

Net (Loss)
  Per common share
  (basic and diluted)           0     (0.01)
                         ========  =========

Average share
   Outstanding            660,004   590,004
                         ========  =========



See  notes  to  Financial  Statements

                           BACTROL TECHNOLOGIES, INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                    For the year ended December 31, 1999 and
                        three months ended March 31, 2000
                                   (Unaudited)



                          Common  Stock   Additional
                         ----------------  Paid-in
                         Shares   Amount   Capital    Deficit
                         -------  -------  --------  ---------
Balance at
  December 31, 1998      590,004  $    59  $  5,193  $(26,492)

Sale of common stock      70,000        7    11,000         0

1998 net loss                  0        0         0   (19,451)
                         -------  -------  --------  ---------
Balance at
  December 31, 1999      660,004       66    16,193   (45,943)

March 31, 2000 net loss        0        0         0         0
                         -------  -------  --------  ---------
Balance at
  March 31, 2000         660,004  $    66  $ 16,193  $(45,943)
                         =======  =======  ========  =========



See  notes  to  Financial  Statements

                           BACTROL TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                Three  months  ended
                                     March  31,
                                  2000     1999
                                  -----  ---------
Operating Activities:
  Net (Loss)                      $   0  $    (51)
                                  -----  ---------
  Adjustment to reconcile
    Net (loss) to cash
    (used in) operating
    activities:
      Increase (decrease) in
        Corporate tax payable         0   (11,310)
                                  -----  ---------
      Increase (decrease) in
        Accounts payable and
        Other liabilities             0    (8,650)
                                  -----  ---------

Cash provided by (used in)
  Operating activities                0   (20,011)
                                  -----  ---------

Financing Activities:
  Proceeds from loan                  0    20,011
                                  -----  ---------
Cash was provided by
  financing activities                0    20,011
                                  -----  ---------

Net Increase (decrease) in cash       0         0
                                  -----  ---------

Cash, beginning of the year           0         0
                                  -----  ---------

Cash, end of the year             $   0  $      0
                                  =====  =========


See  notes  to  Financial  Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.     Condensed  Financial  Statements


In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals), which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's Annual Report for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.


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


2.     Note  Receivable

The Company has a non-interest bearing demand note receivable from Bionic Financial Corporation at March 31, 2000 and December 31, 1999.


3.     Corporate  Tax  Payable


The Company had not filed its annual New York State taxes since 1984 and had its corporate status dissolved. During January 1999, management filed all of the delinquent tax returns and the Company's reinstatement has been completed.


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

                                   BACTROL  TECHNOLOGIES,  INC.
                                   (Registrant)


Dated:  November  10,  2000        By:
                                       ---------------------------
                                   Guy  Galluccio,  Jr.,  President
                                   And  Chairman  of  the  Board


                                   By:
                                       ---------------------------
                                   Alan  Finfer,  Secretary,
                                   Treasurer  and  Chief  Financial
                                   Officer