Form 10QSB/A
period 2000-06-30
BACTROL TECHNOLOGIES INC /FL
filed 2000-11-13
CIK 1088436

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB
                              AMENDMENT NUMBER TWO


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


                         APPLICABLE TO CORPORATE ISSUERS


On November 10, 2000, the Registrant had outstanding 660,004 shares of common stock.

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

Item  3.           Defaults  Upon  Senior  Securities

Item  4.           Submission  of  Matters  to  a  Vote  of  Security  Holdings

Item  5.           Other  Information

Item  6.           Exhibits  and  Reports  on  Form  8-K

                           BACTROL TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                   (Unaudited)



                                       June 30, 2000  December 31, 1999
                                       -------------  -----------------
Current assets
     Notes Receivable                  $      1,500   $          1,500
                                       -------------  -----------------
     Total current assets                     1,500              1,500
                                       -------------  -----------------
     Total assets                             1,500              1,500
                                       =============  =================


Current Liabilities
     Accounts payables and other
          Liabilities                         3,680              3,680
     Corporate taxes payable                      0                  0
     Loan payable                            27,511             27,511
                                       -------------  -----------------
     Total current liabilities               31,191             31,191
                                       -------------  -----------------
     Total liabilities                       31,191             31,191
                                       -------------  -----------------
Stockholders' Equity
     Common stock, $0.0001 par value,
      50,000,000 shares authorized,
      660,004 shares issued
      and outstanding                            66                 66
    Additional paid-in capital               16,186             16,186
    Deficit                                 (45,943)           (45,943)
                                       -------------  -----------------
    Total stockholders' deficit             (29,691)           (29,691)
                                       -------------  -----------------
Total liabilities and
    stockholder's equity               $      1,500   $          1,500
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
                        ==========  ==========  ==========  ===========


See  notes  to  Financial  Statements

                           BACTROL TECHNOLOGIES, INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                    For the year ended December 31, 1999 and
                         Six months ended June 30, 2000
                                   (Unaudited)


                              Common  Stock      Additional
                        ----------------------     Paid-in
                          Shares       Amount      Capital       Deficit
                        ----------  -----------  ------------  -----------
Balance at
  December 31, 1998        590,000  $        59  $      5,193  $  (26,492)

Sale of common stock        70,000            7        10,993           0

1998 net loss                    0            0             0     (19,451)
                        ----------  -----------  ------------  -----------
Balance at
  December 31, 1999        660,004           66        16,186     (45,943)

June 20, 2000 net loss           0            0             0           0
                        ----------  -----------  ------------  -----------
Balance at
  June 30, 2000            660,004  $        66  $     16,186  $  (45,943)
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