Form 10QSB/A
period 2000-03-31
BACTROL TECHNOLOGIES INC /FL
filed 2000-11-17
CIK 1088436

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


                         APPLICABLE TO CORPORATE ISSUERS



November 16, 2000, the Registrant had outstanding 660,004 shares of common stock.

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


On October 4, 1999, the Board of Directors approved a 20 to 1 reverse stock split of its issued and outstanding common stock. These financial statements reflect its retroactive effect of the reverse stock split in all periods presented. The amendment herein reflects that the 11,800,000 pre-split shares were converted to 590,004 post-split shares and not the 590,000 post-split shares as was originally reported.


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

                                   BACTROL  TECHNOLOGIES,  INC.
                                   (Registrant)


Dated:  November  16,  2000        By:  /s/  GUY  GALLUCCIO,  JR.
                                       ---------------------------
                                   Guy  Galluccio,  Jr.,  President
                                   And  Chairman  of  the  Board

                                   By:  /s/  ALAN  FINFER
                                       ---------------------------
                                   Alan  Finfer,  Secretary,
                                   Treasurer  and  Chief  Financial
                                   Officer