Form 10QSB/A
period 2000-06-30
BACTROL TECHNOLOGIES INC /FL
filed 2000-11-17
CIK 1088436

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB
                              AMENDMENT NUMBER THREE


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


                         APPLICABLE TO CORPORATE ISSUERS


On November 16, 2000, the Registrant had outstanding 660,004 shares of common stock.

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