Form 10KSB
period 2000-12-31
BACTROL TECHNOLOGIES INC /FL
filed 2001-01-31
CIK 1088436

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

                [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ending December 31, 2000

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-26436

                            BACTROL TECHNOLOGIES, INC.
             ------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


         New  York                                            11-2665282
----------------------------                                 -------------
(State or other jurisdiction                                (IRS Employer
      of Incorporation)                                   Identification No.)

c/o Associates Investment Corporation, Inc.
1109 North 21st Avenue, Suite 120
Hollywood, Florida                                                33021
-------------------------------------------                   ------------
(Address of principal executive offices)                       (Zip Code)


                                 (954) 923-6002
                                ----------------
                           (Issuer's telephone number,
                              including area code)


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's  revenues  for  its  most  recent  fiscal  year  were:  None
                                                               ---------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the Issuer filed all documents and reports required to be filed by
Section 12, 13, or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.
Yes  [ ]  No  [ ]

                         APPLICABLE TO CORPORATE ISSUERS

On January 26, 2001, the Issuer had issued and outstanding 660,004 shares of its $.001 par value common stock. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $449,837 at the closing quotation for the Registrant's common stock of $1.50 as of January 30, 2001.

Transitional Small Business Disclosure Format Used (check one):  Yes [ ]  No [X]

                            BACTROL TECHNOLGIES, INC.

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

ITEM  1.    Business  Of  The  Company. . . . . . . . . . . . . . . . . .      4

Item 2.     Properties  . . . . . . . . . . . . . . . . . . . . . . . . .      6

Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .      6

Item 4.     Submission of Matters to a Vote of Securities Holders . . . .      7

Item 5.     Market for the Issuer's Common Equity and Related
              Shareholder Matters . . . . . . . . . . . . . . . . . . . .      7

                                     PART II

Item 6.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . . .      7

Item 7.     Financial Statements  . . . . . . . . . . . . . . . . . . . .      8

Item 8.     Changes in and Disagreements on Accountants
              on Accounting and Financial Disclosures . . . . . . . . . .      8

                                    PART III

Item 9.     Directors, Executive Officers, Promoters
              and Control Persons; Compliance with
              Section 16(a) of the Exchange Act . . . . . . . . . . . . .      9

Item 10.    Executive Compensation  . . . . . . . . . . . . . . . . . . .     10

Item 11.    Security Ownership of Certain Beneficial
              Owners and Management . . . . . . . . . . . . . . . . . . .     11

Item 12.    Certain Relationships and Related Transactions  . . . . . . .     13

Item 13.    Exhibits, and Reports on Form 8-K . . . . . . . . . . . . . .     13

            Signatures  . . . . . . . . . . . . . . . . . . . . . . . . .     14

                                     PART I

ITEM 1.   BUSINESS OF THE COMPANY

FORWARD-LOOKING STATEMENTS. This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. In addition, the Company may from time to time make oral forward-looking statements. Actual results are uncertain and may be impacted by many factors. In particular, certain risks and uncertainties that may impact the accuracy of the forward-looking statements with respect to revenues, expenses and operating results include without limitation; cycles of customer orders, general economic and competitive conditions and changing customer trends, technological advances and the number and timing of new product introductions, shipments of products and components from foreign suppliers, and changes in the mix of products ordered by customers. As a result, the actual results may differ materially from those projected in the forward-looking statements.

Because of these and other factors that may affect the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.


(A)  THE  COMPANY

     Our Company was incorporated on August 31, 1983, under the laws of the State of New York, as Owl Capital Corp., for the purpose of owning, establishing and managing financial consulting services. We became a public company on December 2, 1983 when our Registration Statement under the Securities Act of 1933 was filed and became effective with the Securities and Exchange Commission. On May 16, 1988 we changed our name to Bactrol Technologies, Inc. We amended our Certificate of Incorporation to effect the change of name on the same date, in anticipation of our acquisition of a private business operating under a similar name. Subsequently that acquisition contract was rescinded and we remained as a non-functioning, non-trading public shell corporation with no assets.

     In 1989 we attempted to bring our Company's stock to the public market and incurred printing and professional fees. The intent was to raise additional capital for potential acquisitions. We have been inactive since November 1984, when we ceased doing any business and we have not been operating as a business ever since.

     We have not filed our annual New York State tax returns from 1984 to 1998 and had as a result, our corporate status dissolved. During January 1999, our management filed all of the delinquent tax returns and as a result we were reinstated.

     During 1999, we entered into a Plan and Agreement of Merger with Military Resale Group, Inc. (hereinafter "MRG"). MRG, is a company that markets products exclusively to the 15 billion US Dollar military resale market. Through a series of planned acquisitions, we intend to cause a consolidation of suppliers within the military resale market. The merger is dependent upon us becoming listed on the NASD Bulletin Board which we have accomplished as of January 10, 2001 and upon our ability to sell a minimum of 500,000 shares and net minimum of $220,000 after expenses from the shares being offered in our recently filed Form SB-2 to fund the operation.

     On October 4, 1999, our Board of Directors approved a 20 to 1 reverse stock split of our issued and outstanding common stock.

     On November 9, 1999, we resubmitted our application to NASDAQ to become a publicly traded company. Our application was accepted on January 10, 2001 and we are currently trading under the symbol BCTL.


(B)  BUSINESS  OF  THE  ISSUER

     (1)    PRINCIPAL PRODUCTS AND SERVICES

     We currently have no products or services. We are currently in the process of merging with MRG. MRG is a company that markets products exclusively to the 15 billion US Dollar military resale market. Through a series of planned acquisitions, we intend to cause a consolidation of suppliers within the military resale market. The merger is dependent upon us becoming listed on the NASD Bulletin Board which we have accomplished as of January 10, 2001 and upon our ability to sell a minimum of 500,000 shares and net minimum of $220,000 after expenses from the shares being offered in our recently filed Form SB-2 to fund the operation.

     (2)    BUSINESS STRATEGY

     Our strategy is to consolidate the military resale market by strategically acquiring small to medium size brokers, distributors, dealers and other supplying services to commissaries and exchanges located on military bases initially in the United States and eventually throughout the world.

     Upon our merger with MRG, we plan to provide outstanding services to the 13 million patrons who are granted the privilege to shop at the military installations throughout the world. The patrons are primarily military dependents and retired military personnel. While we provide products to active military personnel, the bulk of our business is with the military dependents and retirees.

     (3)    OUR  COMPETITION

     The military resale market is fragmented. While there are several major distributors and several large brokers who service the military and the comercial accounts, no one entity controls the military resale market.

     (4)    OUR  STRATEGY

     Our strategy is to provide the military resale market with the widest variety of premier products cost effectively. To that end, we will:

            a.  introduce  new  products  to  the  military  resale  market, and

            b. acquires other companies serving the military resale market worldwide, to expand revenue, to build shareholder equity, and market value through those acquisitions. Management planned industry consolidation will allow economies of scale through the implementation of efficient management systems and large scale data processing. Truly making the whole more than the sum of its parts.

     (5)    OUR  MARKETING  STRATEGY

     Our company plans to efficiently use its expertise in the management of each of the entities it acquired in the military resale market to expand the product line and services it provides to its patrons.

     (6)     EMPLOYEES

     At present, we have no employees. Our success id dependent, in part, upon our ability to attract and retain qualified management and technical personnel. Competition for these personnel is intense, and we will be adversely affected if we are unable to attract key employees. We presently do not have any pension, health, annuity, insurance, stock option, profit sharing or similar benefit plans; however, we may adopt such a plan in the future.

     (7)     YEAR  2000  ISSUES

     We are year 2000 compliant. We do not know if people we will be doing business with in the future are year 2000 compliant. If someone we do business with is not year 2000 compliant, the services or products he furnishes to us could be interrupted. If the services or products are interrupted, we may have to suspend operations while he corrects his year 2000 compliance.

     (8)     GOING  CONCERN  QUALIFICATION  BY  INDEPENDENT  AUDITORS

     Our independent auditors have reported that our Company has suffered recurring net operating losses and have a current ratio deficit that raises substantial doubt about out ability to continue as a going concern.


ITEM  2.   PROPERTIES

    Our executive offices are located at in care of Associates Investment Corporation, Inc., 1109 North 21 Avenue, Suite 120, Hollywood, Florida 33020, telephone (954) 923-6002. We neither own nor rent any real property. We currently share space with Associates Investment Corp., which is the office space of Guy Galluccio, who is the President of our Company. This space is fully equipped with a computer, fax machine, copying machine, files and bookcase. We have no written lease. The term of the oral lease is on a month to month basis at no cost to us.


ITEM  3.   LEGAL  PROCEEDINGS

     There is no past, pending or, to our knowledge, threatened litigation or administrative action which has or is expected by our management to have a material effect upon our business, financial condition or operations, including any litigation or action involving our officers, directors, or other key personnel.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

      There were no matters voted on by the shareholders in the fourth quarter of 2000.


                                     PART II

ITEM  5.   MARKET  FOR  THE  COMPANY'S  COMMON  EQUIY  AND  RELATED  SHAREHOLDER
           MATTERS


(A)  MARKET  FOR  COMMON  EQUITY

     Our common stock was not publicly tradable during the year 2000. On November 9, 1999, we resubmitted our application to NASDAQ to become a publicly traded company. Our application was accepted on January 10, 2001 and we are currently trading under the symbol BCTL.

     On January 30, 2001, the bid price of our common stock on the OTCBB was $1.50. On January 39, 2001, there were approximately 112 stockholders of record of the common stock.


(B)  TRANSFER  AGENT

     Our transfer agent and registrar of the common stock is Continental Stock Transfer, 2 Broadway, 14th Floor, New York, New York 10004.


(C)  DIVIDEND  POLICY

     We have never declared or paid cash dividends on our common stock and anticipate that all future earnings will be retained for development of our business. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, capital requirements, the financial condition of the Company and general business conditions.


ITEM  6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
           AND  RESULTS  OF  OPERATIONS  AND  PLAN  OF  OPERATION

     The following discussion and analysis provides certain information, which our management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal years ended December 31, 2000 and 1999. This discussion and analysis should be read in conjunction with our financial statements and related footnotes.

     We are a start-up company with no operations, and therefore have not yet generated or realized any revenues from any business operations. As of December 31, 2000 we had no cash.

     Our auditors have issued a going concern opinion. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we merge with Military Resale Group, Inc. in accordance with the Plan and Agreement of Merger entered in 1999. Accordingly, we must raise cash from sources other than from the revenues from Military Resale Group, Inc. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our acquisition and stay in business.

     To meet our need for cash we are attempting to raise money by issuing new shares through a public offering as stated in our filed Form SB-2 in January 2000. There is no assurance that we will be able to raise enough money through this offering to stay in business. If we do not raise all of the money we need from this offering, we will have to find alternative sources, like a second public offering, a private placement of securities, or loan from our officers or others. We have discussed this matter with our officers, however, our officers are unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

     There is no historical financial information about our company upon which to base an evaluation of our performance. We are a development stage company and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise.

     We have a non-interest bearing demand note receivable from Bionic Financial Corporation at December 31, 2000 and December 31, 1999.


ITEM  7.   FINANCIAL  STATEMENTS

     The audited balance sheet of the Company for its years ended December 31, 2000 and 1999 and related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 are included, following Item 13, in sequentially numbered pages numbered F-1 through F-6. The page numbers for the financial statement categories are as follows:


                                      Index
                                                                            Page

Report of Independent Auditors                                               F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999                 F-4

Consolidated  Statements  of  Operations
For the Years Ended December 31, 2000 and 1999                               F-5

Consolidated  Statement  of  Stockholder's  Equity
For the Years Ended December 31, 2000 and 1999                               F-6

Consolidated  Statements  of  Cash  Flows
For the Years Ended December 31, 2000 and 1999                               F-7

Notes to Consolidated Financial Statements                                   F-9

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINACIAL DISCLOSURES

     Not  applicable.

                                    PART III

ITEM  9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS,
           COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

DIRECTORS  AND  EXECUTIVE  OFFICERS.

     Each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

     There are currently two (2) occupied seats on the Board of Directors. The following table sets forth information with respect to the directors and executive officers.

                                                                  DATE SERVICE
NAME AND ADDRESS           AGE      OFFICE                         COMMENCED
----------------           ---      ------                        ------------

Guy A. Galluccio, Sr.       63      Chairman, President               1998
1109 N 21st Avenue #120             & Chief Executive Officer
Hollywood, FL 33020

Alan Finfer                 64      Director, Secretary               1998
1745 NW 73rd Avenue                 & Treasurer
Plantation, FL 33313

     All directors will hold office until the next annual stockholder's meeting and until their successors have been elected or qualified or until their death, resignation, retirement, removal, or disqualification. Vacancies on the board will be filled by a majority vote of the remaining directors. Officers of the Company serve at the discretion of the Board of Directors. We intend to increase the Board of Directors from its present three members to a minimum of six members by adding outside directors at our next shareholders meeting.

     THE  OFFICERS  AND  DIRECTORS  OF  THE  COMPANY  ARE  SET  FORTH  BELOW.

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

     Mr. Finfer is a director of Sun Reporter, Inc. now called Photon Pharm, Inc. However, Sun Reporter is not engaged in any business at the present time and there is no conflict between Mr. Finfer's duties with Bactrol and his duties with Photon Pharm, Inc.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934.

     Section 16(a ) of the Securities Exchange Act of 1934, and the rules and regulations promulgated thereunder, require that our executive officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish our Company with copies thereof. It is our understanding that these reports have been filed on a timely basis.


ITEM  10.  EXECUTIVE  COMPENSATION

     None of the officers or directors have received any compensation for their services with the company to date nor will they receive any remuneration from the company for serving in these positions other than reimbursement for out-of-pocket expenses incurred on behalf of the company during the year ending December 31, 1999. Out of pocket expenses is defined as the moneys expended on behalf of the company while engaged in the company's business such as travel expenses and items purchased for the company, etc. After that time, future salaries of the officers and directors will be set by the Board of Directors depending on the financial condition of the company. There are no arrangements or understandings pursuant to which any persons were or are to be selected as an officer or director of the company nor do any of the officers or directors serve as a nominee for another person.

STOCK  OPTIONS

     We have not adopted any formal stock options plans to reward and provide incentives to its officers, directors, employees, consultants and other eligible participants, but is anticipated to do so in the future. Awards under any plan may be in the form of incentive stock options or non-qualified stock options. We will not grant non-qualified stock options with an exercise price of less than 85% of the fair market value of our common stock on the date of the grant of the relevant option. The plans will be administered by our Board of Directors, which is authorized to select the plan recipients, the time or times at which awards may be granted and the number of shares to be subject to each option awarded.

DIRECTORS'  COMPENSATION

     Our  directors  receive  no  compensation  for their services as directors.

INDEMNIFICATION

     Under our Article of Incorporation and Bylaws of the Corporation, we may indemnify an office r or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a matter he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of New York.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under New York law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The table on the following page sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2000, by (i) each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Act of 1934 (the "Exchange Act") who is known by us to own beneficially 5% or more of the common stock, (ii) each director of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, all persons listed below have sole voting power and investment power with respect to such shares. The total number of shares authorized is 50,000,000 shares, each of which is $.0001 per share par value. 660,004 shares have been issued and are outstanding as follows:

Name and Address
Beneficial                 Number of         Title of         Percentage
Owner [1]                   Shares            Class            of Class
----------------          -----------       ----------       ------------

Guy Galluccio [2]           45,900         Common Stock         6.13%
1109 N 21st Avenue #120
Hollywood, FL 33020

Alan Finfer [2]             20,000         Common Stock         3.03%
1745 NW 73rd Avenue
Plantation, FL 33313

[1]   The persons named above may be deemed to  be a parent and  promoter of our company  by  virtue  of  his/its  direct  and  indirect  stock  holdings.

Name and Address
Beneficial                 Number of         Title of         Percentage
Owner (Cont.) [1]           Shares            Class            of Class
------------------        -----------       ----------       ------------

Michael Dermer              45,900         Common Stock         6.13%
19620 NE 19th Place
Miami, FL 33179

Irwin Stack                 45,900         Common Stock         6.13%
P.O. Box 4851
Hialeah, FL 33014

Francine Panich             45,900         Common Stock         6.13%
16503 NE 26th Avenue
N. Miami Beach, FL 33160

Edward Meyer                46,513         Common Stock         7.05%
32 Daniel Street
Hazlet, NJ 07730

Richard Tannenbaum          50,000         Common Stock         7.58%
7315 Wisconsin Avenue
# 775 North
Bethesda, MD 20814

CEDA                       150,562         Common Stock        22.81%
P.O. Box 20
Bowling Green Station
New York, NY 10004

------------------------
[2]  All Officers and
Directors as a
Group (2 persons)           65,900         Common Stock         9.98%

[1]   The persons named above may be deemed to  be a parent and  promoter of our company  by  virtue  of  his/its  direct  and  indirect  stock  holdings.


FUTURE  SALES  BY  EXISTING  STOCKHOLDERS:

     A total of 593,500 shares of common stock were issued to the existing stockholders, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

     Shares purchased in this offering, which will be immediately resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

None

ITEM  13.  EXHIBITS,  AND  REPORTS  ON  FORM  8-K

(a)  EXHIBITS

     The following Exhibits are filed as part of this Registration Statement, pursuant to Item 601 of Regulation K. All Exhibits have been previously filed unless otherwise noted .

Exhibit No.      Document Description
-----------      ---------------------
 3.1(I)          Articles  of  Incorporation,  incorporated  by reference to the
                 Company's Registration Statement  filed on Form SB-2,  SEC File
                 No. 333-54592.

 3.1(II) Amendment to Articles of Incorporation dated September 24, 1983 changing the authorized shares from a total of 200 no par value to 50,000,000 of $.0001 par value, incorporated by reference to the Company's Registration Statement filed on Form SB-2, SEC File No. 333-54592.

 3.1(III) Amendment to Articles of Incorporation dated May 16, 1988 changing the name of the corporation from Owl Capital Corp. to Bactrol Technologies, Inc, incorporated by reference to the Company's Registration Statement filed on Form SB-2, SEC File No. 333-54592.

 3.2 Bylaws, incorporated by reference to the Company's Registration Statement filed on Form SB-2, SEC File No. 333-54592.

10.1 Plan and Agreement of Merger dated October 15, 1999 with Military Resale Group, Inc., incorporated by reference to the Company's Registration Statement filed on Form SB-2, SEC File No. 333-54592.

23.1             Consent of Puritz & Weintraub LLP Certified Public Accountants.

(b)  REPORTS  ON  FORM  8-K.

     No reports on Form 8-K have been filed by us during the three months ended December 31, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BACTROL  TECHNOLOGIES,  INC.
                                         (Registrant)

                                         By:  /s/  Guy Galluccio, Jr.
                                            ---------------------------
                                          Guy Galluccio, Jr., President
                                          And Chairman of the Board


                                          By:  /s/  Alan Finfer
                                            ---------------------------
                                          Alan  Finfer,  Secretary,
                                          Treasurer and Chief Financial
                                          Officer


     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                                      Date

/s/  Guy Galluccio, Jr.   President and Chairman of the Board        01/30/01
----------------------
Guy  Galluccio,  Jr.


/s/  Alan  Finfer         Secretary,  Treasurer  and                 01/30/01
----------------------    Chief  Financial  Officer
Alan  Finfer

                        INDEPENDENT  AUDITOR'S  REPORT



To  the  Directors  of
Bactrol  Technologies,  Inc.


We have audited the accompanying balance sheets of Bactrol Technologies, Inc. (A Development Stage Company) as of December 31, 2000 and 1999 and the related statements of operations, stockholders' deficit and cash flows from August 31, 1983 (Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bactrol Technologies, Inc. (A Development Stage Company) as of December 31, 2000 and 1999 and the results of its operations and cash flows from August 31, 1983 (Inception) to December 31, 2000, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is in the development stage and has suffered recurring losses from operations. As reflected in the accompanying financial statements, the Company has incurred accumulated losses since inception of $53,793. As such, there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/  Puritz  &  Weintraub,  LLP
-------------------------------
Puritz  &  Weintraub,  LLP
Weston,  Florida

January  25,  2001


                                      -F1-

                           BACTROL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                     ASSETS


                                          December 31    December 31
                                             2000           1999
                                         -------------  -------------

ASSETS

Note Receivable - related party          $      1,500   $      1,500
                                         -------------  -------------
TOTAL ASSETS                                    1,500          1,500
                                         =============  =============


                 LIABILITIES AND STOCKHOLDER'S DEFICIT

LIABILITY
     Accounts payables and other                5,600          3,680
     Loan payable - related party                   -         27,511
                                         -------------  -------------
Total liabilities                               5,600         31,191
                                         -------------  -------------

STOCKHOLDERS' EQUITY
     Common stock, $0.0001 par value,
     50,000,000 shares authorized,
     660,004 shares issued
     and outstanding                               66             66
   Additional paid-in capital                  49,627         16,186
   Deficit accumulated
     During the development stage             (53,793)       (45,943)
                                         -------------  -------------
   Total stockholders' deficit                 (4,100)       (29,691)
                                         -------------  -------------
Total liabilities and
   stockholder's deficit                 $      1,500   $      1,500
                                         =============  =============


                        See notes to Financial Statements
                                      -F2-

                              BACTROL  TECHNOLOGIES,  INC.
                            (A  DEVELOPMENT  STAGE  COMPANY)
                               STATEMENT OF OPERATIONS


                                                                        From
                                                                  August 31, 1983
                                       Year  ended                  (Inception)
                                       December 31,                   Through
                                2000                 1999        December 31, 2000
                       -------------------  -------------------  -----------------

Revenues               $                -   $                -   $         12,353
                       -------------------  -------------------  -----------------

Expense
  Professional fees                 7,850               18,400             50,888
  State taxes                           -                   51             10,684
  Other                                 -                1,000              4,574
                       -------------------  -------------------  -----------------

      Total expenses                7,850               19,451             66,146
                       -------------------  -------------------  -----------------

Net (Loss)                         (7,850)             (19,451)           (53,793)
                       ===================  ===================  =================

Net (Loss)
  Per common share
  (basic and diluted)               (0.01)               (0.03)             (0.10)
                       ===================  ===================  =================

Average share
   Outstanding                    660,004              595,837            514,423
                       ===================  ===================  =================


                        See notes to Financial Statements
                                    -F3-

                          BACTROL  TECHNOLOGIES,  INC.
                         (A  DEVELOPMENT  STAGE  COMPANY)
                        STATEMENT OF STOCKHOLDERS' DEFICIT
              FROM AUGUST 31, 1983 (INCEPTION) TO DECEMBER 31, 2000


                                Common  Stock     Additional               Total
                           ----------------------  Paid-in              Stockholders'
                              Shares      Amount   Capital    Deficit     Deficit
                           ------------  --------  --------  ---------  ------------

Issuance of common stock
 on August 31, 1983
 ($0.0001 per share)        10,000,000   $ 1,000   $      -  $      -      $  1,000

Contributed Capital                  -         -      4,072         -         4,072

Issuance of common stock
 on May 16, 1988
 ($0.0001 per share)         1,800,000       180          -         -           180
                           ------------  --------  --------  ---------  ------------
Balance at
 December 31, 1998          11,800,000     1,180      4,072   (26,492)      (21,240)

Reverse stock
 split 20-1
 October 4, 1999           (11,210,000)   (1,121)     1,121         -             -

Fractional shares                    4         -          -         -             -

Issuance of common
 stock for services
 ($0.20 per share)              50,000         5      9,995         -        10,000

Issuance of common
 stock for services
 ($0.05 per share)              20,000         2        998         -         1,000

1999 net loss                        -         -          -   (19,451)      (19,451)
                           ------------  --------  --------  ---------  ------------
Balance at
 December 31, 1999             660,004        66     16,186   (45,943)      (29,691)

Contributed Capital                  -         -     33,441         -        33,441

2000 net loss                        -         -          -    (7,850)       (7,850)
                           ------------  --------  --------  ---------  ------------
Balance at
 December 31, 2000             660,004        66     49,627   (53,793)       (4,100)
                           ============  ========  ========  =========  ============


                        See notes to Financial Statements
                                      -F4-

                                      BACTROL TECHNOLOGIES, INC.
                                     (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENT OF CASH FLOWS


                                                                                            From
                                                                                       August 31, 1983
                                                           Year ended                    (Inception)
                                                          December  31,                    Through
                                                    2000                 1999         December 31, 2000
                                            -------------------  -------------------  -------------------

OPERATING ACTIVITIES:
Net (loss)                                  $           (7,850)  $          (19,451)  $          (53,793)
Adjustments to reconcile
  net (loss) to cash (used in)
    operating activities:
    Issuance of common stock for services                    -               11,000               11,000
    (Decrease) in corporate taxes payable                    -              (11,310)                   -
    Increase (decrease) in accounts
      payable and other liabilities                      1,920               (7,750)               5,600
                                            -------------------  -------------------  -------------------
Cash (used in) operating activities                     (5,930)             (27,511)             (37,193)
                                            -------------------  -------------------  -------------------

INVESTMENT ACTIVITIES:
  (increase) in note
    receivable - related party                               -                    -               (1,500)
                                            -------------------  -------------------  -------------------
Cash (used in) investing activities                          -                    -               (1,500)
                                            -------------------  -------------------  -------------------

FINANCING ACTIVITIES:
  Sale of common stock                                       -                    -                1,180
  Increase (decrease) in
    Related party loans                                (27,511)              27,511                    -
  Contributed capital                                   33,441                    -               37,513
                                            -------------------  -------------------  -------------------
Cash provided by
  Financing activities                                   5,930               27,511               38,693
                                            -------------------  -------------------  -------------------

Cash, beginning of the year                                  -                    -                    -
                                            -------------------  -------------------  -------------------
Cash, end of year                           $                -   $                -   $                -
                                            ===================  ===================  ===================


SUPPLEMENTAL  DISCLOSURE  OF  CASH:
  FLOW  INFORMATION:
  During the year ended December 31, 2000, a related party
    Contributed  their  loan  to  capital.
  During the year ended December 31, 1999, the Company issued
    70,ooo shares of common stock for services rendered.


                        See notes to Financial Statements
                                     -F5-

                           BACTROL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies

Business  Activities
--------------------

The Company was incorporated August 31, 1983, under the laws of the State of New York, as Owl Capital Corp., for the purpose of providing financial consulting services. On May 16, 1988 the Company changed its name to Bactrol Technologies, Inc.

The  Company  has  been  inactive  since  November  1984.

As of December 31, 2000, the Company is in the development stage and has no operations; accordingly these financial statements are prepared in accordance with SFAS 7, "Accounting and Reporting by Development Stage Enterprises" as issued by the Financial Accounting Standards Board.

Loss  per  share
----------------

Basic and diluted loss per share is based upon the weighted average number of shares outstanding during each year.

Use  of  estimates
------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair value of financial instruments
-----------------------------------

The carrying amounts of note receivable, accounts payable and other, approximate fair value due to the short-term maturities of these assets and liabilities.

Reclassification
----------------

Certain amounts in the prior period have been reclassified to conform to the 2000 presentations.


                                      -F6-

                           BACTROL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


Note 2 - Income Taxes

The Company account for Income taxes in accordance with SFS No. 109, "Accounting for Income Taxes." Accordingly, deferred income would be provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.

At December 31, 2000, the Company has available approximately $50,000 of net operating losses which begin to expire as follows:

      Year              Amount           Year                Amount
      2000           $     707           2008             $     536
      2001                 682           2009                   511
      2002                 657           2010                   489
      2003                 632           2011                   447
      2004               5,087           2012                 6,385
      2005                 611           2013                 4,849
      2006                 586           2014                19,451
      2007                 561           2015                 7,850

The Company has provided a valuation allowance to fully offset those tax benefits that might be recognized in the future, due to the uncertainty of their utilization.

Note 3 - Note Receivable - Related Party

The Company has a non-interest bearing demand note receivable from a related party at December 30, 2000 and 1999.

Note 4 - Stockholders' Deficit

During the year ended December 31, 2000, a stockholder paid various expenses on behalf of the Company and also forgave a loan of $27,511. These amounts are reflected as contributed capital in the statement of stockholders' deficit.

During 1999, the Company issued 50,000 shares for professional services valued at $10,000 ($0.20 per share) and also 20,000 shares at $1,000 ($0.05 per share)

On October 4, 1999, the Board of Directors approved a 20 - 1 reverse stock split.


                                      -F7-

                           BACTROL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES  TO  FINANCIAL  STATEMENTS


Note 5 - Other Matters

During 1999, the Company entered into a merger agreement with Military Resale Group, Inc. The Merger is dependent upon Bactrol Technologies, Inc. becoming relisted on the NASD Bulletin Board and completing an SB-2 registration with a minimum of 500,000 shares of stock sold and at least $220,000 in escrow after offering expenses.

The Company is a reporting company with the Securities and Exchange Commission and has maintained the updating of all required SEC filings so that it can have it's securities traded. Effective January 10, 2001, the NASD approved the Company's request for trading.

Note 6 - Going Concern

The accompanying financial statements have been prepare d assuming that the Company will continue as a going concern. The Company is in the development stage and has suffered recurring losses from operations. As reflected in the accompanying financial statements, the Company has incurred accumulated losses since inception of $53,793. As such, there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans include the sale of equity through an SB-2 registration and the merger with Military Resale Group, Inc.

Note  7  -  Subsequent  Events

Included in accounts payable and other at December 31, 2000, is $4,000 for professional fees. The Company has authorized the issuance of 50,000 shares of common stock to satisfy this debt. These shares will be issued in 2001.


                                      -F8-