Form 10QSB
period 2001-03-31
BACTROL TECHNOLOGIES INC /FL
filed 2001-05-30
CIK 1088436

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 2001

       [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the transition period from                     to             .
                                             ----------------     -------------

                        Commission File Number 000-26463
                                               ---------

                                        ----------------

                           BACTROL TECHNOLOGIES, INC.
         --------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

                New York                                     11-2665282
----------------------------------------------  --------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
             or organization)                                 No.)

                   c/o Associates Investment Corporation, Inc.
                        1109 North 21st Avenue, Suite 120
                               Hollywood, Florida
     -----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 923-6002
        ----------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2001, there were 1,000,004 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes [ ]  No [X]

                              CYBEROPTICLABS, INC.

                                   FORM 10-QSB

                                      INDEX

PART I.      Financial Information

Item 1.      Financial Statements                                                      Page no.
             Balance Sheets - March 31, 2001 and  December 31, 2000...................    1

             Statements of Operations - Three months ended March 31, 2001 and 2000....    2

             Statement of Stockholders' Deficit - From August 31, 1983 (inception)
             through March 31, 2001 ..................................................    3

             Statements of Cash Flows - Three months ended March 31, 2001 and 2000....    4

             Notes to Financial Statements............................................    6


Item 2.      Management's Discussion and Analysis or Plan of Operation                    8

PART II.     Other Information

Item 1.      Legal Proceedings........................................................   12

Item 2.      Change in Securities and use of Proceeds.................................   12

Item 3.      Defaults Upon Senior Securities..........................................   12

Item 4.      Submission of Matters to a Vote of Security Holdings......................  12

Item 5.      Other Information.........................................................  12

Item 6.      Exhibits and Reports on Form 8-K.........................................   12

Signatures   .........................................................................   12

                           BACTROL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                          MARCH 31,      DECEMBER 31,
ASSETS:                                                     2001            2000
                                                          ---------       ---------
Note receivable - related party                           $   1,500       $   1,500
                                                          ---------       ---------
TOTAL ASSETS                                              $   1,500       $   1,500
                                                          =========       =========

        LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:

       Accounts payable and other                         $    --         $   5,600
                                                          ---------       ---------

STOCKHOLDERS' EQUITY:
       Common stock , $0.0001 par value, 50,000,000
         shares authorized, 1,000,004 and 660,004 shares
         issued and outstanding at March 31, 2001 and
         December 31, 2000, respectively                        100              66
       Additional paid-in capital                           117,943          49,627
       Deficit accumulated during the development stage    (116,543)        (53,793)
                                                          ---------       ---------
Total stockholders' deficit                                   1,500          (4,100)
                                                          ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $   1,500       $   1,500
                                                          =========       =========






                     See notes to the financial statements

                           BACTROL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                                    FROM
                                                               AUGUST 31, 1983
                                FOR THE THREE MONTHS ENDED       (INCEPTION)
                                         MARCH 31,                 THROUGH
                                   2001            2000         MARCH 31, 2001
                                ---------        ---------     ----------------

REVENUE                         $      --        $      --        $   12,353
                                ---------        ---------        ----------

EXPENSES:
      Professional fees            62,750               --           113,638
      State taxes                      --               --            10,684
      Other                            --               --             4,574
                                ---------        ---------         ---------
         Total expenses            62,750               --           128,896
                                ---------        ---------         ---------

NET (LOSS)                      $ (62,750)       $      --         $(116,543)
                                =========        =========         =========

NET (LOSS) PER COMMON SHARE
      (BASIC AND DILUTED)       $   (0.07)       $      --
                                =========        =========

AVERAGE SHARES OUTSTANDING        882,893          660,004
                                =========        =========








                     See notes to the financial statements

                           BACTROL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
               FROM AUGUST 31, 1983 (INCEPTION) TO MARCH 31, 2001




                                                                        ADDITIONAL                    TOTAL
                                                COMMON STOCK             PAID-IN                   STOCKHOLDERS'
                                            SHARES        AMOUNT          CAPITAL      DEFICIT        DEFICIT
                                         -----------    -----------    -----------   -----------    -----------
Issuance of common stock
on August 31, 1983 ($0.0001 per share)    10,000,000    $     1,000    $        --   $        --    $     1,000

Contributed Capital                               --             --          4,072            --          4,072

Issuance of common stock
on May 16, 1988 ($0.0001 per share)        1,800,000            180             --            --            180
                                         -----------    -----------    -----------   -----------    -----------

Balance at December 31, 1998              11,800,000          1,180          4,072       (26,492)       (21,240)

Reverse stock split 20-1
 on October 4, 1999                      (11,210,000)        (1,121)         1,121            --             --

Fractional shares                                  4             --             --            --             --

Issuance of common stock for services
($0.20 per share)                             50,000              5          9,995            --         10,000

Issuance of common stock for services
($0.05 per share)                             20,000              2            998            --          1,000

1999 net loss                                     --             --             --       (19,451)       (19,451)
                                         -----------    -----------    -----------   -----------    -----------

Balance at December 31, 1999                 660,004             66         16,186       (45,943)       (29,691)

Contributed Capital                               --             --         33,441            --         33,441

2000 net loss                                     --             --             --        (7,850)        (7,850)
                                         -----------    -----------    -----------   -----------    -----------

Balance at December 31, 2000                 660,004             66         49,627       (53,793)        (4,100)

Issuance of common stock for services
($0.20 per share)                            290,000             29         57,971            --         58,000

Issuance of common stock for services
($0.08 per share)                             50,000              5          3,995            --          4,000

Contributed Capital                               --             --          6,350            --          6,350

2001 net loss                                     --             --             --       (62,750)       (62,750)
                                         -----------    -----------    -----------   -----------    -----------

Balance at March 31, 2001                  1,000,004    $       100    $   117,943   $  (116,543)   $     1,500
                                         ===========    ===========    ===========   ===========    ===========



                     See notes to the financial statements

                 BACTROL TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CASH FLOWS

                                                                                                  FROM
                                                                                             AUGUST 31, 1983
                                                                FOR THE THREE MONTHS ENDED     (INCEPTION)
                                                                         MARCH 31,               THROUGH
                                                                    2001          2000        MARCH 31, 2001
                                                                 ---------      ---------     --------------
OPERATING ACTIVITIES:
Net (loss)                                                       $ (62,750)     $      --       $(116,543)
Adjustments to reconcile net (loss) to
      cash (used in) operating activities:
         Issuance of common stock for services                      62,000             --          73,000
         Increase (decrease) in accounts
           payable and other liabilities                            (5,600)            --              --
                                                                 ---------      ---------       ---------
CASH (USED IN) OPERATING ACTIVITIES                                 (6,350)            --         (43,543)
                                                                 ---------      ---------       ---------

INVESTING ACTIVITIES:
      (Increase) in note receivable - related party                     --             --          (1,500)
                                                                 ---------      ---------       ---------
CASH (USED IN) INVESTING ACTIVITIES                                     --             --          (1,500)
                                                                 ---------      ---------       ---------

FINANCING ACTIVITIES:
      Sale of common stock                                              --             --           1,180
      Contributed capital                                            6,350             --          43,863
                                                                 ---------      ---------       ---------
CASH PROVIDED BY FINANCING ACTIVITIES                                6,350             --          45,043
                                                                 ---------      ---------       ---------

Cash, beginning of the period                                           --             --              --
                                                                 ---------      ---------       ---------

Cash, end of the period                                          $      --      $      --       $      --
                                                                 =========      =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH
      FLOW INFORMATION:
      During the three months ended March 31, 2001, the Company issued 340,000 shares of common stock for services rendered







                     See notes to the financial statements

NOTE 1 - BASIS OF PRESENTATION

In our opinion, the accompanying condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted. It is suggested that these condensed financial statements be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITIES

We were incorporated on August 31, 1983 under the laws of the State of New York as Owl Capital Corp. for the purpose of providing financial consulting services. On May 16, 1988, we changed our name to Bactrol Technologies, Inc.

We have been inactive since November 1988.

As of March 31, 2001, we were in the development stage and had no operations; accordingly these financial statements are prepared in accordance with SFAS 7, "Accounting and Reporting by Development Stage Enterprises" as issued by the Financial Accounting Standards Board.

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

RECLASSIFICATION

Certain amounts in the prior period have been reclassified to conform to the 2001 presentations.

NOTE 3 - INCOME TAXES

We account for income taxes in accordance with SFS No. 109, "Accounting for Income Taxes." Accordingly, deferred income would be provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.

At December 31, 2000, we had available approximately $50,000 of net operating losses.

We have provided a valuation allowance to fully offset those tax benefits that might be recognized in the future, due to the uncertainty of their utilization.

NOTE 4 - NOTE RECEIVABLE - RELATED PARTY

We had a non-interest bearing demand note receivable from a related party at March 31, 2001 and December 30, 2000.

NOTE 5 - STOCKHOLDERS' DEFICIT

During 2001, we issued 290,000 shares for professional services valued at $58,000 ($0.20 per share) and 50,000 shares for professional services valued at $4,000 ($0.08 per share). On March 23, 2001, we placed a stop transfer on these 50,000 shares.

During the year ended December 31, 2000, a stockholder paid various expenses on our behalf and also forgave a loan of $27,511. These amounts are reflected as contributed capital in the statement of stockholders' deficit.

During 1999, we issued 50,000 shares for professional services valued at $10,000 ($0.20 per share) and 20,000 shares valued at $1,000 ($0.05 per share)

On October 4, 1999, our Board of Directors approved a 20 - 1 reverse stock split.

NOTE 6 - OTHER MATTERS

During 1999, we entered into a merger agreement with Military Resale Group, Inc. The merger is dependent upon us becoming relisted on the OTC Bulletin Board and completing an SB-2 registration with a minimum of 500,000 shares of stock sold and at least $220,000 in escrow after offering expenses.

We are a reporting company with the Securities and Exchange Commission and have maintained the updating of all required SEC filings so that we can have our securities traded. Effective January 10, 2001, the NASD approved our request for trading.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We are in the development stage and have suffered recurring losses from operations. As reflected in the accompanying financial statements, we have incurred accumulated losses since inception of $116,543. As such, there is no assurance that we will be successful in our efforts to raise the necessary capital to commence our planned principal operations. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans include the sale of equity through an SB-2 registration and the merger with Military Resale Group, Inc.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     CERTAIN STATEMENTS IN THIS REPORT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE WORDS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND" AND "PLAN" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE THE STATEMENT WAS MADE.

     The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this Report.

OVERVIEW

         We were incorporated in New York on August 31, 1983 under the name Owl Capital Corp. for the purpose of providing financial consulting services. On May 16, 1998, we changed our name to Bactrol Technologies, Inc.

         We are a development stage company and do not have any on-going business operations. As such, we are attempting to consummate a merger or other combination with a business entity. In 1999, we entered into a plan and agreement of merger with Military Resale Group, Inc., a company that markets products to the military resale industry, which we believe is a $15 billion market. Our merger with Military Resale Group is conditioned upon our becoming listed on the

Over-the-Counter Bulletin Board and selling at least 500,000 shares of our common stock for net proceeds of at least $220,000. As of January 10, 2001, our securities have been listed on the Over-the-Counter Bulletin Board under the symbol "BCTL". We are a "reporting company" under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). As such, we can provide a method for a foreign or domestic private company, including Military Resale Group, to become a reporting company with a class of registered securities.

PLAN OF OPERATION

         Our plan of operation over the next twelve months is to consummate the merger with Military Resale Group. Subject to its successful completion, we intend to consolidate various suppliers within the military resale market. If we are unable to consummate the merger with Military Resale Group, we will seek and acquire, if possible, an operating business or valuable assets by entering into a business combination. In such event, we will not restrict our search for business combination candidates to any particular geographical area, industry or industry segment. As a practical matter, we will be unlimited in the selection of a combination candidate. We will seek combination candidates in the United
States and other countries, as available time and resources permit, through existing associations and by word of mouth. We have adopted this plan of operation to attempt to create value for our shareholders.

         We do not intend to do any product research or development. Nor do we expect to buy or sell any real estate, plant or equipment except as such a purchase might occur by way of a business combination that is structured as an asset purchase, and no such asset purchase is currently anticipated.

         COMPETITION. If we consummate the merger with Military Resale Group, we will compete with numerous entities in the military resale market. We believe, however, that the military resale market is highly fragmented. While there are several major distributors and several large brokers who service the military and commercial accounts, we do not believe there is any one entity that controls the military resale market.

         If we do not consummate the merger with Military Resale Group, we will be in direct competition with many entities in our efforts to locate suitable business opportunities. Included in the competition will be business development companies, venture capital partnerships and corporations, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management and management consultant firms and private individual investors. Most of these entities will possess greater financial resources and will be able to assume greater risks than we can. Many of these competing entities will also possess significantly greater experience and contacts than we do. Moreover, we will also be competing with numerous other "blank check" companies for such opportunities.

         EMPLOYEES. We have no employees. We do not expect to have employees except as a result of completing a business combination such as the contemplated merger with Military Resale Group.

RESULTS OF OPERATIONS

         During the three months ended March 31, 2001, we incurred a net loss of $62,750. This was due to general and administrative expenses, including professional fees we incurred in connection with the filing of a registration statement on Form SB-2 and other Exchange Act filings. We paid no rent or salaries and had no other operations during the aforementioned period.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, we had no cash on hand and no other assets to meet ongoing expenses or debts that may accumulate. Since our inception in 1983, we have accumulated a deficit (net loss) of $116,543. We have never generated any revenues from operations. As such, we have relied almost exclusively on loans from shareholders, limited distribution deposits and private sales of securities to meet our working capital needs.

         Our auditors have issued a going concern opinion expressing doubt as to whether we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our contingencies. We do not expect to generate any revenues until we merge with Military Resale Group in accordance with the plan and agreement of merger. There can be no assurance, however, that we will be able to complete the merger with Military Resale Group. Accordingly, in the interim, we must raise cash from external sources. Our only other source of cash at this time is investments by others in our company. We must raise cash to implement our acquisition strategy and stay in business.

         At March 31, 2001, we had a non-interest bearing demand note receivable from Bionic Financial Corporation.

         We have no commitment for any capital expenditure and foresee none. We will, however, incur routine fees and expenses incident to our reporting duties as a public company, and will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make, or attempt to make, an acquisition, including our contemplated merger with Military Resale Group. Our cash requirements for the next twelve months are relatively modest, consisting principally of accounting expenses and other expenses relating to making filings required under the Exchange Act.

         We will only be able to pay our future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or shareholders or their affiliates. On January 31, 2001, we filed a registration statement on Form SB-2 with the Securities and Exchange Commission in an effort to register shares of our common stock under the Securities Act of 1933, as amended. Such registration statement has not yet been declared effective by the Securities and Exchange Commission and there can be no assurance that such registration will ever be declared effective.

There is no assurance that we will be able to raise enough money through this offering to stay in business or implement our business strategy. If we do not raise all of the money we need from this offering, we will have to find alternative sources, like a second public offering, a private placement of securities, or loan from our officers or others. Our officers are unwilling to make any loans to us at this time. Other than by means of the aforementioned public offering, we have not made any arrangements to raise additional cash. If we are unable to raise additional cash, we may have to cease our operations entirely.

         There is no assurance that we will be able to raise necessary funds from outside sources either by selling our securities or otherwise. Such a lack of funds could result in severe consequences, including, among others:

         (1) a failure to consummate the contemplated merger with Military Resale Group;

         (2) a failure to make timely filings with the Securities and Exchange Commission as required by the Exchange Act;

         (3) curtailing or eliminating our ability to locate and perform suitable investigations of potential acquisitions; or

         (4) an inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

         There is no historical financial information about us which may be used to evaluate our performance. We cannot guarantee that we will be successful in our business operations. We are subject to the risks inherent in establishing a new business enterprise.

PART II.    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDINGS

      None.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      None.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Hollywood, Florida on May 30, 2001.

                                    BACTROL TECHNOLOGIES, INC.


                                    By: /s/ Guy Galluccio
                                       -----------------------------------
                                            Name:  Guy Galluccio
                                            Title: Chief Executive Officer