Form 10QSB
period 2001-06-30
BACTROL TECHNOLOGIES INC /FL
filed 2001-08-09
CIK 1088436

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

     [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ______________ to ______________.

                        Commission File Number 000-26463
                                               ---------

                                ----------------

                           BACTROL TECHNOLOGIES, INC.
     -----------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

            NEW YORK                                       11-2665282
---------------------------------              ---------------------------------
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)


                   c/o Associates Investment Corporation, Inc.
                        1109 North 21st Avenue, Suite 120
                            Hollywood, Florida 33020
     -----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 923-6002
        ----------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of August 1, 2001, there were 1,000,004 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes [_]  No [X]

                               CYBEROPTICLABS, INC.

                                   FORM 10-QSB

                                      INDEX

PART I.      Financial Information

Item 1.      Financial Statements                                       Page no.

             Balance Sheets - June 30, 2001 and  December 31, 2000 ..........  1

             Statements of Operations - Six months ended
             June 30, 2001 and 2000 .........................................  2

             Statement of Stockholders' Deficit -
             From August 31, 1983 (inception) through June 30, 2001 .........  4

             Statements of Cash Flows - Six months ended June 30, 2001
             and 2000 .......................................................  5

             Notes to Financial Statements ..................................  6


Item 2.      Management's Discussion and Analysis or Plan of Operation ......  8

PART II.     Other Information

Item 1.      Legal Proceedings .............................................. 12

Item 2.      Change in Securities and Use of Proceeds ....................... 12

Item 3.      Defaults Upon Senior Securities ................................ 12

Item 4.      Submission of Matters to a Vote of Security Holders ............ 12

Item 5.      Other Information .............................................. 12

Item 6.      Exhibits and Reports on Form 8-K ............................... 12

Signatures   ................................................................ 12

ITEM 1.  FINANCIAL INFORMATION

                           BACTROL TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                  (Unaudited)


                                     ASSETS

                                                     June 30,       December 31,
ASSETS:                                                2001             2000
                                                  -------------     ------------

Note receivable - related party                     $   1,500        $   1,500
                                                    ---------        ---------

TOTAL ASSETS                                        $   1,500        $   1,500
                                                    ---------        ---------


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
  Accounts payable and other                        $  14,000        $   5,600
                                                    ---------        ---------
STOCKHOLDERS' DEFICIT:
    Common stock, $0.0001 par value,
      50,000,000 shares authorized,
      1,000,004 and 660,004 shares issued
      and outstanding at June 30, 2001
      and December 31, 2000, respectively                 100               66
    Additional paid-in capital                        117,943           49,627
    Deficit accumulated during the
      development stage                              (130,543)         (53,793)
                                                    ---------        ---------
Total stockholders' deficit                           (12,500)          (4,100)
                                                    ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $   1,500        $   1,500
                                                    ---------        ---------


                     See notes to the financial statements

                           BACTROL TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                       From
                                                                 August 31, 1983
                                 For the six months ended          (Inception)
                                         June 30,                    Through
                                   2001             2000          June 30, 2001
                                ---------        ---------       ---------------

Revenue                         $      --        $      --          $  12,353
                                ---------        ---------          ---------


Expenses:
  Professional fees                76,750               --            127,638
  State taxes                          --               --             10,684
  Other                                --               --              4,574
                                ---------        ---------          ---------
    Total expenses                 76,750               --            142,896
                                ---------        ---------          ---------

Net (loss)                      $ (76,750)       $      --          $(130,543)
                                =========        =========          =========

Net (loss) per common share
  (basic and diluted)           $   (0.08)       $      --
                                ---------        ---------

Average shares outstanding        941,772          660,004
                                =========        =========


                     See notes to the financial statements

                           BACTROL TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS



                                                     For the three months ended
                                                              June 30,
                                                        2001             2000
                                                     ----------        ---------

Revenue                                              $       --        $      --
                                                     ----------        ---------


Expenses:
  Professional fees                                      14,000               --
  State taxes                                                --               --
  Other                                                      --               --
                                                     ----------        ---------
    Total expenses                                       14,000               --
                                                     ----------        ---------

Net (loss)                                           $  (14,000)       $      --
                                                     ==========        =========

Net (loss) per common share
  (basic and diluted)                                $    (0.01)       $      --
                                                     ----------        ---------

Average shares outstanding                            1,000,004          660,004
                                                     ==========        =========


                     See notes to the financial statements

                           BACTROL TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
               FROM AUGUST 31, 1983 (INCEPTION) TO JUNE 30, 2001

                                                     Common Stock              Additional                       Total
                                                     ------------                Paid-in                     Stockholders'
                                                Shares           Amount          Capital       Deficit          Deficit
                                              -----------     -----------     -----------    -----------     -----------
Issuance of common stock
  On August 31, 1983 ($0.0001 per share)       10,000,000     $     1,000     $        --    $        --     $     1,000

Contributed Capital                                    --              --           4,072             --           4,072

Issuance of common stock
  on May 16, 1988 ($0.0001 per share)           1,800,000             180              --             --             180
                                              -----------     -----------     -----------    -----------     -----------

Balance at December 31, 1998                   11,800,000           1,180           4,072        (26,492)        (21,240)

Reverse stock split 20-1
  on October 4, 1999                          (11,210,000)         (1,121)          1,121             --              --

Fractional shares                                       4              --              --             --              --

Issuance of common stock for services
  ($0.20 per share)                                50,000               5           9,995             --          10,000

Issuance of common stock for services
  ($0.05 per share)                                20,000               2             998             --           1,000

1999 net loss                                          --              --              --        (19,451)        (19,451)
                                              -----------     -----------     -----------    -----------     -----------

Balance at December 31, 1999                      660,004              66          16,186        (45,943)        (29,691)

Contributed Capital                                    --              --          33,441             --          33,441

2000 net loss                                          --              --              --         (7,850)         (7,850)
                                              -----------     -----------     -----------    -----------     -----------

Balance at December 31, 2000                      660,004              66          49,627        (53,793)         (4,100)

Issuance of common stock for services
  ($0.20 per share)                               290,000              29          57,971             --          58,000

Issuance of common stock for services
  ($0.08 per share)                                50,000               5           3,995             --           4,000

Contributed Capital                                    --              --           6,350             --           6,350

2001 net loss                                          --              --              --        (76,750)        (76,750)
                                              -----------     -----------     -----------    -----------     -----------

Balance at June 30, 2001                        1,000,004     $       100     $   117,943    $  (130,543)    $   (12,500)
                                              ===========     ===========     ===========    ===========     ===========


                     See notes to the financial statements

                           BACTROL TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                       From
                                                For the          August 31, 1983
                                            six months ended       (Inception)
                                                June 30,             Through
                                           2001         2000      June 30, 2001
                                         --------     --------   ---------------

OPERATING ACTIVITIES:
Net loss                                 $(76,750)    $     --      $(130,543)
Adjustments to reconcile net loss to
  cash (used in) operating activities:
    Issuance of common stock
      for services                         62,000           --         73,000
    Increase in accounts payable
      and other liabilities                 8,400           --         14,000
                                         --------     --------      ---------
Cash (used in) operating activities        (6,350)          --        (43,543)
                                         --------     --------      ---------


INVESTING ACTIVITIES:
  (Increase) in note receivable -
    related party                              --           --         (1,500)
                                         --------     --------      ---------
Cash (used in) investing activities            --           --         (1,500)
                                         --------     --------      ---------


FINANCING ACTIVITIES:
  Sale of common stock                         --           --          1,180
  Contributed capital                       6,350           --         43,863
                                         --------     --------      ---------
Cash provided by financing activities       6,350           --         45,043
                                         --------     --------      ---------

Cash, beginning of the period                  --           --             --
                                         --------     --------      ---------
Cash, end of the period                  $     --     $     --      $      --
                                         ========     ========      =========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
  During the six months ended June 30, 2001, the Company issued
    340,000 shares of common stock for services rendered.


                     See notes to the financial statements

NOTE 1 - BASIS OF PRESENTATION

In our opinion, the accompanying condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted. It is suggested that these condensed financial statements be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITIES

We were incorporated on August 31, 1983 under the laws of the State of New York as Owl Capital Corp. for the purpose of providing financial consulting services. On May 16, 1988, we changed our name to Bactrol Technologies, Inc.

We have been inactive since November 1988.

As of June 30, 2001, we were in the development stage and had no operations; accordingly these financial statements are prepared in accordance with SFAS 7, "Accounting and Reporting by Development Stage Enterprises" as issued by the Financial Accounting Standards Board.

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

NOTE 4 - NOTE RECEIVABLE - RELATED PARTY

We had a non-interest bearing demand note receivable from a related party at June 30, 2001 and December 30, 2000.

NOTE 5 - STOCKHOLDERS' DEFICIT

During 2001, we issued 290,000 shares for professional services valued at $58,000 ($0.20 per share) and 50,000 shares for professional services valued at $4,000 ($0.08 per share). On March 23, 2001, we placed a stop transfer on these 50,000 shares. Also, we approved the issuance of 70,000 shares of common stock for services rendered. As of June 30, 2001, these shares had not been issued.

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

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We are in the development stage and have suffered recurring losses from operations. As reflected in the accompanying financial statements, we have incurred accumulated losses since inception of $130,543. As such, there is no assurance that we will be successful in our efforts to raise the necessary capital to commence our planned principal operations. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans include the sale of equity through an SB-2 registration and the merger with Military Resale Group, Inc.


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

RESULTS OF OPERATIONS

     During the six months ended June 30, 2001, we incurred a net loss of $76,750. This was due to general expenses, including professional fees. We paid no rent or salaries and had no other operations during the aforementioned period.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, we had no cash on hand and no other assets to meet ongoing expenses or debts that may accumulate. Since our inception in 1983, we have accumulated a deficit (net loss) of $130,543. We have never generated any revenues from operations. As such, we have relied almost exclusively on loans from shareholders, limited distribution deposits and private sales of securities to meet our working capital needs.

     Our auditors have issued a going concern opinion expressing doubt as to whether we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our contingencies. We do not expect to generate any revenues until we merge with Military Resale Group in accordance with the plan and agreement of merger, or another entity. There can be no assurance, however, that we will be able to complete the merger with Military Resale Group. Accordingly, in the interim, we must raise cash from external sources. Our only other source of cash at this time is investments by others in our company. We must raise cash to implement our acquisition strategy and stay in business.

     At June 30, 2001, we had a non-interest bearing demand note receivable from a related party.

     We have no commitment for any capital expenditure and foresee none. We will, however, incur routine fees and expenses incident to our reporting duties as a public company, and will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make, or attempt to make, an acquisition, including our contemplated merger with Military Resale Group. Our cash requirements for the next twelve months are relatively modest, consisting principally of legal and accounting expenses and other expenses relating to making filings required under the Exchange Act.

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

In February 2001, we received comments relating to such registration statement from the staff of the Securities and Exchange Commission, and we have not yet responded to such comments. Such registration statement has not yet been declared effective by the Securities and Exchange Commission and there can be no assurance that such registration will ever be declared effective. There is no assurance that we will be able to raise enough money through this offering to stay in business or implement our business strategy. If we do not raise all of the money we need from this offering, we will have to find alternative sources, like a second public offering, a private placement of securities, or loan from our officers or others. Our officers are unwilling to make any loans to us at this time. Other than by means of the aforementioned public offering, we have not made any arrangements to raise additional cash. If we are unable to raise additional cash, we may have to cease our operations entirely.

     There is no assurance that we will be able to raise necessary funds from outside sources either by selling our securities or otherwise. Such a lack of funds could result in severe consequences, including, among others:

     (1) a failure to consummate the contemplated merger with Military Resale Group or another entity;

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Hollywood, Florida on August 1, 2001.

                                            BACTROL TECHNOLOGIES, INC.



                                            By:  /s/ GUY GALLUCCIO
                                                 -------------------------
                                                 Name:  Guy Galluccio
                                                 Title: Chief Executive Officer