Form 10QSB
period 2001-09-30
BACTROL TECHNOLOGIES INC /FL
filed 2001-11-14
CIK 1088436

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 2001

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from                 to                 .
                                            ---------------    ----------------

                        Commission File Number   000-26463
                                               --------------

                                ----------------

                           BACTROL TECHNOLOGIES, INC.
     -----------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

             New York                                   11-2665282
------------------------------------     ---------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

                   c/o Associates Investment Corporation, Inc.
                        1109 North 21st Avenue, Suite 120
                            Hollywood, Florida 33020
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 923-6002
        ----------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2001, there were 1,070,004 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No [X]

                           BACTROL TECHNOLOGIES, INC.

                                   FORM 10-QSB

                                      INDEX

PART I.      Financial Information

Item 1.      Financial Statements                                                                              Page no.
             Balance Sheets - September 30, 2001 and  December 31, 2000 .....................................      1

             Statements of Operations - Nine months ended September 30, 2001 and 2000 .......................      2

             Statement of Stockholders' Deficit - From August 31, 1983 (inception) through September 30,
             2001 ...........................................................................................      3

             Statements of Cash Flows - Nine months ended September 30, 2001 and 2000 .......................      4

             Notes to Financial Statements ..................................................................      6


Item 2.      Management's Discussion and Analysis or Plan of Operation ......................................      8

PART II.     Other Information

Item 1.      Legal Proceedings ..............................................................................      12

Item 2.      Change in Securities and use of Proceeds .......................................................      12

Item 3.      Defaults Upon Senior Securities ................................................................      12

Item 4.      Submission of Matters to a Vote of Security Holdings ...........................................      12

Item 5.      Other Information ..............................................................................      12

Item 6.      Exhibits and Reports on Form 8-K ...............................................................      12

Signatures   ................................................................................................      12

ITEM 1.  FINANCIAL INFORMATION

                           BACTROL TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                                       SEPTEMBER 30,       DECEMBER 31,
ASSETS:                                                                    2001               2000
                                                                       -------------       ------------
Note receivable - related party                                           $  1,500           $  1,500
                                                                          --------           --------
TOTAL ASSETS                                                              $  1,500           $  1,500
                                                                          ========           ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:

       Accounts payable and other                                         $ 75,000           $  5,600
                                                                          --------           --------
STOCKHOLDERS' DEFICIT:
       Common stock , $0.0001 par value, 50,000,000
         shares authorized, 1,070,004 and 660,004 shares
         issued and outstanding at September 30, 2001 and
         December 31, 2000, respectively                                       107                 66
       Additional paid-in capital                                          131,936             49,627
       Deficit accumulated during the development stage                   (205,543)           (53,793)
                                                                          --------           --------
Total stockholders' deficit                                                (73,500)            (4,100)
                                                                          --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                               $  1,500           $   1,500
                                                                          ========           =========

                       See notes to financial statements

                           BACTROL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                            FROM
                                                                                                      AUGUST 31, 1983
                                                             FOR THE NINE MONTHS ENDED                   (INCEPTION)
                                                                    SEPTEMBER 30,                          THROUGH
                                                            2001                    2000              SEPTEMBER 30, 2001
                                                         -----------             -----------          ------------------
REVENUE                                                  $         -             $         -             $    12,353
                                                         -----------             -----------             -----------
EXPENSES:
       Professional fees                                     151,750                       -                 202,638
       State taxes                                                 -                       -                  10,684
       Other                                                       -                       -                   4,574
                                                         -----------             -----------             -----------
            Total expenses                                   151,750                       -                 217,896
                                                         -----------             -----------             -----------

NET (LOSS)                                               $  (151,750)            $         -             $  (205,543)
                                                         ===========             ===========             ===========
NET (LOSS) PER COMMON SHARE
       (BASIC AND DILUTED)                               $     (0.16)            $         -
                                                         ===========             ===========
AVERAGE SHARES OUTSTANDING                                   976,263                 660,004
                                                         ===========             ===========

                       See notes to financial statements

                           BACTROL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
             FROM AUGUST 31, 1983 (INCEPTION) TO SEPTEMBER 30, 2001

                                                      COMMON STOCK              ADDITIONAL                           TOTAL
                                              --------------------------         PAID-IN                         STOCKHOLDERS'
                                                SHARES          AMOUNT           CAPITAL           DEFICIT          DEFICIT
                                              ----------      ----------       -----------       -----------     -------------
Issuance of common stock
  on August 31, 1983 ($0.0001 per share)      10,000,000      $     1,000      $         -       $         -      $     1,000

Contributed Capital                                    -                -            4,072                 -            4,072

Issuance of common stock
  on May 16, 1988 ($0.0001 per share)          1,800,000              180                -                 -              180

1983-1998 net loss                                     -                -                -           (26,492)         (26,492)
                                             -----------      -----------      -----------       -----------      -----------

Balance at December 31, 1998                  11,800,000            1,180            4,072           (26,492)         (21,240)

Reverse stock split 20-1
 on October 4, 1999                          (11,210,000)          (1,121)           1,121                 -                -

Fractional shares                                      4                -                -                 -                -

Issuance of common stock for services
  ($0.20 per share)                               50,000                5            9,995                 -           10,000

Issuance of common stock for services
  ($0.05 per share)                               20,000                2              998                 -            1,000

1999 net loss                                          -                -                -           (19,451)         (19,451)
                                             -----------      -----------      -----------       -----------      -----------

Balance at December 31, 1999                     660,004               66           16,186           (45,943)         (29,691)

Contributed Capital                                    -                -           33,441                 -           33,441

2000 net loss                                          -                -                -            (7,850)          (7,850)
                                             -----------      -----------      -----------       -----------      -----------

Balance at December 31, 2000                     660,004               66           49,627           (53,793)          (4,100)

Issuance of common stock for services
  ($0.20 per share)                              290,000               29           57,971                 -           58,000

Issuance of common stock for services
  ($0.08 per share)                               50,000                5            3,995                 -            4,000

Issuance of common stock for services
  ($0.20 per share)                               70,000                7           13,993                 -           14,000

Contributed Capital                                    -                -            6,350                 -            6,350

2001 net loss                                          -                -                -          (151,750)        (151,750)
                                             -----------      -----------      -----------       -----------      -----------
Balance at September 30, 2001                  1,070,004      $       107      $   131,936       $  (205,543)     $   (73,500)
                                             ===========      ===========      ===========       ===========      ===========

                       See notes to financial statements

                           BACTROL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                            FROM
                                                                                       AUGUST 31, 1983
                                                       FOR THE NINE MONTHS ENDED         (INCEPTION)
                                                              SEPTEMBER 30,                THROUGH
                                                        2001               2000      SEPTEMBER 30, 2001
                                                      ----------        ---------    ------------------
OPERATING ACTIVITIES:
Net loss                                              $(151,750)        $       -        $(205,543)
Adjustments to reconcile net loss to
      cash (used in) operating activities:
         Issuance of common stock for services           76,000                 -           87,000
         Increase in accounts payable
           and other liabilities                         69,400                 -           75,000
                                                      ---------         ---------        ---------
CASH (USED IN) OPERATING ACTIVITIES                      (6,350)                -          (43,543)
                                                      ---------         ---------        ---------
INVESTING ACTIVITIES:
      (Increase) in note receivable - related party           -                 -           (1,500)
                                                      ---------         ---------        ---------
CASH (USED IN) INVESTING ACTIVITIES                           -                 -           (1,500)
                                                      ---------         ---------        ---------
FINANCING ACTIVITIES:
      Sale of common stock                                 --                   -            1,180
      Contributed capital                                 6,350                 -           43,863
                                                      ---------         ---------        ---------
CASH PROVIDED BY FINANCING ACTIVITIES                     6,350                 -           45,043
                                                      ---------         ---------        ---------
Cash, beginning of the period                                 -                 -                -
                                                      ---------         ---------        ---------
Cash, end of the period                               $       -         $       -        $       -
                                                      =========         =========        =========
SUPPLEMENTAL DISCLOSURE OF CASH
      FLOW INFORMATION:
      During the nine months ended September 30, 2001, the Company issued
         410,000 shares of common stock for services rendered.

                       See notes to financial statements

NOTE 1 - BASIS OF PRESENTATION

In the opinion of the Company, the accompanying condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed and omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's Annual report for the year ended December 31, 2000. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITIES

The Company was incorporated August 31, 1983, under the laws of the State of New York, as Owl Capital Corp., for the purpose of providing financial consulting services. On May 16, 1988 the Company changed its name to Bactrol Technologies, Inc.

The Company has been inactive since November 1988.

As of September 30, 2001, the Company is in the development stage and has no operations: accordingly these financial statements are prepared in accordance with SFAS 7, "Accounting and Reporting by Development Stage Enterprises" as issued by the Financial Accounting Standards Board.

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

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with SFS No. 109, "Accounting for Income Taxes." Accordingly, deferred income would be provided to show the effect of temporary differences between the recognition of revenue and expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the financial statements.

At December 31, 2000, the Company has available approximately $50,000 of net operating losses.

The Company has provided a valuation allowance to fully offset those tax benefits that might be recognized in the future, due to the uncertainty of their utilization.

NOTE 4 - NOTE RECEIVABLE - RELATED PARTY

The Company had a non-interest bearing demand note receivable from a related party at September 30, 2001 and December 30, 2000.

NOTE 5 - STOCKHOLDERS' DEFICIT

During 2001, the Company issued 360,000 shares for professional services valued at $72,000 ($0.20 per share) and 50,000 shares for professional services valued at $4,000 ($0.08 per share). On March 23, 2001, the Company placed a stop transfer on these 50,000 shares. On July 20, 2001, the board of directors approved the issuance of 150,000 shares of common stock for services rendered. As of September 30, 2001, these 150,000 shares have not been issued.

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

NOTE 6 - OTHER MATTERS

On October 10, 2001 we entered into a stock purchase agreement (the "Stock Purchase Agreement") with certain shareholders of Military Resale Group, Inc. ("Military Resale Group"), pursuant to which we agreed to acquire 98.2% of the issued and outstanding stock of Military Resale Group. As consideration for the purchase of the outstanding and issued stock of Military Resale Group, we agreed to issue to the sellers one share of common stock, $0.0001 par value, for each share of common stock Military Resale Group.

         The Stock Purchase Agreement has replaced our merger agreement entered into with Military Resale Group in 1999 which has been terminated. We expect to consummate the transaction contemplated by the Stock Purchase Agreement in mid-November 2001.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and has suffered recurring losses from operations. As reflected in the accompanying financial statements, the Company has incurred accumulated losses since inception of $205,543. As such, there is no assurance that the Company will be successful in its efforts to raise the necessary capital to commence its planned principal operations, These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans include the sale of equity through an SB-2 registration and the acquisition of Military Resale Group, Inc.

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

         We are a development stage company and do not have any on-going business operations. As such, we are attempting to consummate a merger or other combination with a business entity. On October 10, 2001, we entered into a Stock Purchase Agreement with certain of the shareholders of Military Resale Group, Inc., a company that markets products to the military resale industry. As of January 10, 2001, our securities have been listed on the Over-the-Counter Bulletin Board under the symbol "BCTL". We are a "reporting company" under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). As such, we can provide a method for a foreign or domestic private company, including Military Resale Group, to become a reporting company with a class of registered securities.

PLAN OF OPERATION

         Our plan of operation over the next twelve months is to complete the acquisition of 98.2% of the outstanding shares of Military Resale Group. Subject to its successful completion, we intend to consolidate various suppliers within the military resale market. If we are unable to complete the acquisition of Military Resale Group, we will seek and acquire, if possible, an operating business or valuable assets by entering into a business combination. In such event, we will not restrict our search for business combination candidates to any particular geographical area, industry or industry segment. As a practical matter, we will be unlimited in the selection of a combination candidate. We will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. We have adopted this plan of operation to attempt to create value for our shareholders.

         We do not intend to do any product research or development. Nor do we expect to buy or sell any real estate, plant or equipment except as such a purchase might occur by way of a business combination that is structured as an asset purchase, and no such asset purchase is currently anticipated.

         COMPETITION. If we complete the acquisition of Military Resale Group, we will compete with numerous entities in the military resale market. We believe, however, that the military resale market is highly fragmented. While there are several major distributors and several large brokers who service the military and commercial accounts, we do not believe there is any one entity that controls the military resale market.

         If we do not complete the acquisition of Military Resale Group, we will be in direct competition with many entities in our efforts to locate suitable business opportunities. Included in the competition will be business development companies, venture capital partnerships and corporations, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management and management consultant firms and private individual investors. Most of these entities will possess greater financial resources and will be able to assume greater risks than we can. Many of these competing entities will also possess significantly greater experience and contacts than we do. Moreover, we will also be competing with numerous other "blank check" companies for such opportunities.

         EMPLOYEES. We have no employees. We do not expect to have employees except as a result of completing a business combination such as the contemplated acquisition of Military Resale Group.

RESULTS OF OPERATIONS

         During the nine months ended September 30, 2001, we incurred a net loss of $151,750. This was due to general expenses, including professional fees. We paid no rent or salaries and had no other operations during the aforementioned period.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, we had no cash on hand and no other assets to meet ongoing expenses or debts that may accumulate. Since our inception in 1983, we have accumulated a deficit (net loss) of $205,543. We have never generated any revenues from operations. As such, we have relied almost exclusively on loans from shareholders, limited distribution deposits and private sales of securities to meet our working capital needs.

         Our auditors have issued a going concern opinion expressing doubt as to whether we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our contingencies. We do not expect to generate any revenues until we acquire Military Resale Group in accordance with the Stock Purchase Agreement, or another entity. There can be no assurance, however, that we will be able to complete the acquisition of Military Resale Group. Accordingly, in the interim, we must raise cash from external sources. Our only other source of cash at this time is investments by others in our company. We must raise cash to implement our acquisition strategy and stay in business.

         At September 30, 2001, we had a non-interest bearing demand note receivable from a related party.

         We have no commitment for any capital expenditure and foresee none. We will, however, incur routine fees and expenses incident to our reporting duties as a public company, and will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make, or attempt to make, an acquisition, including our contemplated acquisition of Military Resale Group. Our cash requirements for the next twelve months are relatively modest, consisting principally of legal and accounting expenses and other expenses relating to making filings required under the Exchange Act.

         We will only be able to pay our future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or shareholders or their affiliates. On

January 31, 2001, we filed a registration statement on Form SB-2 with the Securities and Exchange Commission in an effort to register shares of our common stock under the Securities Act of 1933, as amended. In February 2001, we received comments relating to such registration statement from the staff of the Securities and Exchange Commission. We have requested that the Commission consent to the withdrawal of the registration statement. We have not as of yet received confirmation from the commission that they have consented to the withdrawal.

         There is no assurance that we will be able to raise necessary funds from outside sources either by selling our securities or otherwise. Such a lack of funds could result in severe consequences, including, among others:

         (1) a failure to make timely filings with the Securities and Exchange Commission as required by the Exchange Act;

         (2) curtailing or eliminating our ability to locate and perform suitable investigations of potential acquisitions; or

         (3)  an inability  to complete a desirable  acquisition  due to lack of
         funds  to  pay  legal  and  accounting  fees  and   acquisition-related
         expenses.

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

     None.

ITEM 5.      OTHER INFORMATION

     None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

     10.1 Stock Purchase Agreement,  dated as of October 10, 2001 by and between
certain  of  the   Shareholders   of  Military  Resale  Group,   Inc.,   Bactrol
Technologies, Inc. and Guy Galluccio.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Hollywood, Florida on November 12, 2001.

                                            BACTROL TECHNOLOGIES, INC.



                                            By: /s/ GUY GALLUCCIO
                                                ------------------------------
                                                Name:  Guy Galluccio
                                                Title: Chief Executive Officer