Form 10KSB
period 2001-12-31
MILITARY RESALE GROUP INC
filed 2002-04-11
CIK 1088436

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _________________.

                        Commission File Number  000-26463
                                               -----------

                                ----------------

                           MILITARY RESALE GROUP, INC.
        ----------------------------------------------------------------
                 (Name of small business issuer in its charter)

               New York                                11-2665282
   --------------------------------       ----------------------------------
   (State or other jurisdiction of        I.R.S. Employer Identification No.
    incorporation or organization)

2180 Executive Circle, Colorado Springs, Colorado               80906
-------------------------------------------------             ----------
     (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number: (719) 391-4564
                           --------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 par value
        ----------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure is contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for its most recent fiscal year.  $4,851,433
                                                              ----------

As of March 15, 2002, the registrant had outstanding 7,805,004 shares of its common stock.

As of March 15, 2002, the aggregate market value of the registrant's common stock held by non-affiliates was $1,597,902 (based upon the closing price ($0.58) of the registrant's common stock on The OTC Bulletin Board on such date).

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

         We are a regional distributor of grocery and household items specializing in distribution to the military market. We distribute a wide variety of items, including fresh and frozen meat and poultry, seafood, frozen foods, canned and dry goods, beverages, dairy products, paper goods and cleaning and other supplies. Our operations are currently directed to servicing the commissary at each of six military installations located in Colorado, Wyoming and South Dakota, including the Air Force Academy located in Colorado Springs, Colorado. We are approved by the Department of Defense to contract with military commissaries and exchanges.

         Military commissaries are large supermarket-type stores operated by the United States Defense Commissary Agency ("DeCA") to provide grocery items for sale to authorized patrons at the lowest practicable prices in facilities designed and operated under standards similar to those in commercial food stores. As of September 2000, there were 296 commissaries worldwide, of which 182 were located in the continental United States and 114 were located overseas. Commissaries are authorized by law to sell goods only to authorized patrons, which include the approximately 1.4 million active duty U.S. military personnel, their dependents and certain authorized reservists and retirees. As of September 30, 2000, these authorized patrons totaled approximately 13.7 million individuals. Annual worldwide commissary sales totaled more than $5 billion in 2000.

         The categories and varieties of merchandise that may be sold in a commissary is strictly regulated by DeCA, as is the cost at which items may be purchased for resale. Under DeCA regulations, all items sold though the commissary system must be sold at cost. The military commissary system is generally self-funded and receives an annual appropriation from Congress primarily to pay the salaries of those who work for the commissaries. Store operations are funded by a 5% surcharge (not a tax) levied on the total amount of the customers' purchases. The surcharge pays for new commissary construction and renovation, new equipment and maintenance, paper bags, shopping carts and other operating costs. In selling products at cost, commissaries are considered an integral part of the military's pay and compensation package.

         The military exchange system consists of nearly two dozen separate business enterprises, including main exchange stores, convenience stores, package stores, food operations, gas stations, movie theaters and others, operated by the various military services for the benefit of military personnel and other qualified patrons. As of September 30, 2000, there were 548 "main exchanges" worldwide, and approximately 20,000 other exchange service-operated facilities. Annual sales from the exchange systems' worldwide business operations totaled approximately $9.75 billion in fiscal year 2000. We do not currently sell products to any stores in the military exchange system; however, we plan to begin marketing to various businesses in the exchange system during the fourth quarter of 2002.

STRATEGIC PLAN

         The Company's strategy is to establish itself as a leading provider of goods to the military market. To accomplish this, our management intends to execute the following:

         EXPAND DISTRIBUTION CAPABILITIES. We currently direct our focus to the distribution of products to commissaries located in the Midwest Region of the United States, which represents only one of the seven DeCA regions. We do not currently sell to commissaries located overseas or to military exchanges. An important part of our strategic plan is to expand our distribution capabilities, both in the domestic and overseas markets, by acquiring or contracting with distributors, as opportunities permit.

         EXPAND PRODUCT OFFERINGS. Industry data indicate that the average number of items stocked by the typical civilian supermarket is approximately 18,015 as compared to approximately 13,111 for a commissary. We believe the discrepancy results primarily from the reluctance of certain large manufacturers and many medium and small manufacturers to undertake the administrative burden of obtaining DeCA's approval of products to be sold to commissaries. Under Federal procurement rules, a manufacturer may either represent itself or retain a third-party representative on an exclusive basis to negotiate, supply, invoice and otherwise manage its products within the DeCA system. Our management believes there are many additional manufacturers with products that would meet the DeCA procurement standards and are desirous of selling to the military but that are unable or unwilling to commit the personnel and other resources necessary to comply with the DeCA procurement regulations and procedures required to enable them to sell their products to military commissaries.

         GROWTH THROUGH ACQUISITIONS. We intend to pursue an acquisition program to increase the number of our offered products, strengthen our ability to sell to the military exchange and commissary systems, and broaden our geographic reach to sell and distribute products in domestic and overseas regions that we do not currently service. We believe the industry in which we operate is highly fragmented, consisting primarily of small local brokers and distributors that limit their operations to a narrow range of offered products or distribute products only to commissaries or exchanges in selected regions. In view of the current state of the industry and the trend to centralize the management of the commissary system and enhance its cost-effectiveness, we believe significant opportunities are available to a business that can consolidate the capabilities and resources of a number of existing brokers and distributors in the military consumer goods market, including the cost savings that are inherent in a vertically integrated business. We intend to implement an aggressive acquisition program promptly that is designed to expand our range of offered products and enable us to distribute products to commissaries and exchanges in additional geographic markets.

         Acquiring additional broker or distribution businesses will require additional capital and may have a significant impact on our financial position. We currently intend to finance future acquisitions by using our common stock for all or a portion of the consideration to be paid. In the event our common stock does not maintain sufficient value, or potential acquisition candidates are unwilling to accept our common stock as consideration for the sale of their businesses, we may be required to utilize more of our cash resources, if available, in order to continue our acquisition program. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain capital through the issuance of additional debt or the issuance of one or more series or classes of our equity securities, which could have a dilutive effect on our then-outstanding capital stock. We do not currently have a line of credit or other lending arrangement with a lending financial institution, and there can be no assurance that we will be able to obtain such an arrangement on terms we find acceptable or sufficient for our needs, if at all, should we determine to do so. Acquisitions could result in the accumulation of substantial goodwill and intangible assets, which may result in substantial amortization charges that could our reduce reported earnings.

         Although we intend to perform a detailed investigation of each business that we acquire, there may nevertheless be liabilities that we fail or are unable to discover, including liabilities arising from non-compliance with environmental laws by prior owners, and for which we, as a successor owner, may be responsible. We will seek to minimize the impact of these liabilities by obtaining indemnities and warranties from the seller that may be supported by deferring payment of a portion of the purchase price. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to their limited scope, amount or duration, the financial limitations of the indemnitor or warrantor, or other reasons.

         IMPROVE MANAGEMENT INFORMATION SYSTEMS. We are committed to improving our management information systems to enable management to more efficiently track sales and product shipments. We believe that, upon completion of this project, we will have achieved significant progress in creating an improved infrastructure capable of supporting expanded product offerings.

PURCHASING AND SUPPLY

         At December 31, 2001, we distributed an aggregate of over 3,325 Stock Keeping Units (SKUs) that we acquired from approximately 65 manufacturers or suppliers. Products distributed include fresh and frozen meat and poultry, seafood, frozen foods, canned and dry goods, beverages, dairy products, paper goods and cleaning and other supplies. In 2001, we distributed 39 SKUs supplied by Tyson Foods, Inc., 58 SKUs supplied by S&K Sales, Inc.

and 24 SKUs supplied by Jimmy Dean Foods, and approximately 70% of our aggregate revenues was derived from the sale of products manufactured or supplied by such suppliers. In April 2002, we began distributing approximately 114 SKUs supplied by Pfizer, Inc., including Listerine, Benadryl, Rolaids and Zantac.

         The majority of our revenues are derived from products that we purchase outright from manufacturers and resell to commissaries. In this arrangement, the manufacturer maintains an account with DeCA through the Electronic Data Interchange ("EDI") system. Generally, the manufacturer also selects the broker or brokers to merchandise the products and is actively involved in the sale of its products to commissaries/exchanges and the interaction between the commissaries/exchanges, brokers and us. Payment for products are remitted by DeCA to the manufacturer within seven days after the end of each roll-up period with respect to meats, 10 days with respect to dairy products and 23 days with respect to most other products. The manufacturer pays us a fee based on a specified percentage of the purchase price paid by DeCA.

         For the year ended December 31, 2001, approximately 40% of our revenues were derived from the sale of products acquired on a consignment basis. In a consignment sale, the manufacturer is involved in all facets of the transaction. It appoints and monitors brokers, maintains the account with DeCA, receives payment from DeCA, and pays us a fee based on a percentage of the purchase price paid by DeCA.

         For the year ended December 31, 2001, approximately 60% of our revenues were derived from the purchase and sale of products in which we acted as principal and dealt directly with DeCA. In such instances, we purchase the product from manufacturers and resell such products to commissaries at the best price attainable. We, rather than the manufacturer, maintain an account with DeCA through the EDI system and receive payments directly from DeCA as if we were the manufacturer of the products.

         We believe all of our suppliers have sufficient resources to continue supplying the products we distribute and do not foresee any shortage of product availability from any of our suppliers.

MARKETING AND CUSTOMER SERVICE

         Our senior management is involved in maintaining relationships with key customers and securing new accounts. We also maintain good relationships with brokers, which have been an effective source of new products. We believe that our ability to consistently provide a high level of service makes us desirable to brokers who want to ensure on-time delivery of the products they represent. We rigorously monitor the quality of our service. Our personnel frequently visit the commissaries that we serve and we are in constant communication with commissaries in order to ensure on-time order fulfillment.

OPERATIONS AND DISTRIBUTION

         Our operations can generally be categorized into two business processes: (i) product replenishment and (ii) order fulfillment. Product replenishment involves the management of logistics from the vendor location through the delivery of products to our distribution center. Order fulfillment involves all activities from order placement through delivery to the commissary location. We determine the quantities in which such products will be ordered from manufacturers. Order quantities for each product are systematically determined by us. Given our experience in managing our product flow, losses due to shrinkage, damage and product obsolescence represented less than 1/3 of 1% of 2000 net sales.

         We work closely with the commissaries in order to optimize transportation from vendor locations to the distribution center. By utilizing our own trucks and our expertise in managing transportation, we can ensure on-time delivery of products on a cost-effective basis. We believe that we realize significant cost savings by the consolidation of products from more than one vendor or for use by more than one commissary. We also utilize a number of third party carriers to provide in-bound transportation services. None of these carriers is material to our operations.

         We currently warehouse approximately 3,325 SKUs for distribution to commissaries. Products are inspected at our distribution center upon receipt and stored in racks. Our distribution center includes approximately 28,746 square feet of dry storage space, 2,000 square feet of frozen storage space, and 2,000 square feet of refrigerated storage space, as well as offices for operating, sales and customer service personnel and a management information system.

         We place a significant emphasis on providing a high service level in order fulfillment. We believe that by providing a high level of service and reliability, we reduce our costs by reducing the number of reorders and redeliveries. Each commissary places product orders based on recent usage, estimated sales and existing inventories. We have developed pre-established routes and pre-arranged delivery times with each customer. Product orders are placed with us six times a week either through our customer service representative or through electronic transmission using the EDI system. Approximately 60% of our orders are received electronically. Orders are generally placed on a designated day in order to coordinate with our pre-established delivery schedules. Processing and dispatch of each order is generally completed within seven hours of receipt and our standards require each order to be delivered to the customer within one hour of a pre-arranged delivery time.

         Products are picked and labeled at each distribution center. The products are placed on pallets for loading of outbound trailers. Delivery routes are scheduled to both fully utilize the trailers' load capacity and minimize the number of miles driven. We transport approximately 1,950 tons of product annually. Our trucks travel in excess of 139,000 miles annually.

THE MILITARY MARKET

         GENERAL. The United States military market is composed of three main groups: the active members of the four branches of the United States military -- Army, Navy, Air Force and Marines; military retirees; and members of the military reserve. Including disabled veterans, overseas civil service personnel and dependents of all of these groups, and patrons of military commissaries and exchanges number over 13 million.

         Accordingly to DeCA trade publications, active duty personnel generally are well-educated, well paid and sophisticated. They enjoy a high standard of living with excellent benefits, and, therefore, constitute an excellent market for a variety of goods and services. Military retirees consist of military personnel who retire after 20 years or more of service with full commissary and exchange privileges. Military retirees generally are younger than civilian retirees and tend to engage in second careers after retirement. As a result, they generally are affluent, and like active duty personnel, provide an excellent market for goods and services offered by commissaries and exchanges. Within the last several years, reservists were granted full commissary and exchange benefits while on active duty. Reservists for the most part mirror a cross-section of the general United States population. Generally, they do not shop at commissaries and exchanges as often as members of the other military groups, but tend to buy larger quantities at each trip.

         The United States has streamlined its Armed Forces in the post-Cold War era. Despite these reductions, the United States military resale market continues to remain strong. In the fiscal year of DeCA ended September 30, 2000, total annual worldwide commissary and exchange sales was approximately $15 billion, with approximately $11.8 billion of these sales in the United States. Since 1945, there has been a major military build-down following each of World War II, the Korean War and the Vietnam war. The military market for consumer goods continued to prosper through each one. The post-Cold War reduction in manpower has not been as severe as previous reductions, and largely has been achieved by early retirement, and the curtailment of inductees. Retirees have earned and retained the privilege to shop in commissaries and exchanges, and Congress has elected to extend the shopping privilege to those forced out prior to retirement.

         THE COMMISSARY SYSTEM. Military commissaries are the supermarkets of the military. The stated mission of the commissary system is to provide grocery items for sale to authorized patrons at the lowest possible prices in facilities designed and operated like private-sector supermarkets. The assortment of brands of merchandise, however, is limited to those that meet the reasonable demands of commissary patrons, and commissaries currently are prohibited by law from carrying certain merchandise, including beer and wine and automotive supplies.

Commissaries primarily stock and generally sell leading name brands and do not offer private label or unknown brands. In the case of many remote military bases, the commissary is the only source of groceries for military personnel.

         Commissaries sell their products at prices equal to cost plus a five percent surcharge. The only promotional fee that commissaries can accept is a direct reduction in price. Commissaries are prohibited from accepting other promotional items offered to private-sector stores, such as slotting allowances, display allowances or volume rebates. The commissary system receives an annual appropriation from Congress that pays for the salaries of commissary personnel and for the purchase of consumer goods for resale. Store operations otherwise are funded from the five percent surcharge on purchases. Proceeds from the surcharge also pay for new commissary construction, renovation, new equipment and maintenance, shopping bags, shopping carts and various other items. Overseas commissaries also receive Federal funds for transportation and utility costs. Through payment of the surcharge, the patrons of the commissaries essentially have created a worldwide military shoppers' cooperative.

         The benefit provided by commissaries is an integral part of the military's pay and compensation package. Recent re-enlistment surveys show that commissaries rank second in importance only to the medical/dental benefit. Commissaries are among the only benefits aimed exclusively at the military family. As commissaries are prohibited by law from selling any product below cost, certain items (those used as loss leaders by private-sector stores) may be priced lower at private sector stores. Nevertheless, the annual savings amounts to approximately 25%. It has been estimated that the commissary system results in approximately $2 billion of annual savings for its patrons. As a result, based upon the annual Congressional appropriation of approximately $1 billion available to DeCA, the commissary system provides one of the few government benefits that delivers more than two dollars in direct benefit to the beneficiary for every dollar spent by the taxpayer.

         As of September 2000, there were a total of 296 commissaries worldwide, of which 182 were located in the continental United States. At such date, the average gross square footage of these commissaries was approximately 57,500, and the average monthly sales per square foot of selling space, a commonly used measure of efficiency of retail operations, was approximately double that of commercial supermarkets. In the fiscal year of DeCA ended September 30, 2000, total annual worldwide commissary sales were approximately $5 billion, with approximately $4.3 billion of these sales in the United States.

         The table below shows the dollar volume of commissary sales over the three-year period ended September 30, 2000, as reported by the American Logistics Association.

             FISCAL YEAR              WORLDWIDE STORE SALES (000S)
             -----------              ----------------------------
                2000                           $5,038,880
                1999                           $4,945,204
                1998                           $4,902,746

         DeCA recently completed the implementation of a store modernization program that has resulted in the opening or reopening of five to ten new stores a year, each generating between 25% to 30% more business from the same trading area. We believe DeCA's efforts to modernize facilities and merchandising and provide easy access, shorter lines and more convenient hours at commissaries will all contribute to increased sales volume in the commissary system.

         THE EXCHANGE SYSTEM. The military exchange system consists of nearly two dozen separate "businesses," including main exchange stores (department stores), convenience stores, package stores, food operations, gas stations, movie theaters, and others. The exchange system is a vast, logistically complex worldwide operation. Like the commissary system, the stated purpose of the exchange system is to improve the quality of life of military personnel and their families.

         The exchange system is a "non-appropriated fund" government activity, and, therefore, does not receive taxpayer subsidies. It is self-sustaining and operates at a profit generated by patron purchases. After expenses, all exchange earnings are returned to patrons in the form of new and improved exchanges and dividends paid to the sponsoring service's morale, welfare and recreation ("MWR") funds. Appropriations by Congress only fund the cost of transporting goods from the United States to overseas military exchanges. All other costs and expenses, including building and operating costs, such as employees' salaries, are paid from exchange revenues. Unlike the commissary system, which is managed by one central governmental authority, each military service manages its own exchange program. These include the Army and Air Force Exchange Service (a joint military command), the Navy Exchange Service Command, the Marine Corps Retail Operations Branch, the Coast Guard and the Department of Veterans Affairs.

         Military exchanges consistently are ranked by military personnel among the top benefits provided to the military community. As is the case with commissaries, exchanges are prohibited from pricing products below cost; therefore, certain items offered as "loss leaders" in private-sector stores may be priced below prices offered by exchanges. Notwithstanding this constraint, exchanges typically provide their customers with savings ranging from 20% to 25% compared to civilian mass-merchandisers and department stores.

         At September 30, 2000, there were 548 "main exchanges" worldwide and approximately 20,000 exchange service-operated facilities. In the fiscal year of DeCA ended September 30, 2000, total annual worldwide exchange sales was approximately $9.75 billion, with approximately $7 billion of these sales in the United States. We do not currently sell products to any stores in the military exchange system; however, we plan to begin marketing to various businesses in the exchange system during the fourth quarter of 2002.

         THE DEFENSE COMMISSARY AGENCY. DeCA, which is headquartered in Fort Lee, Virginia, was formed in October 1991 in an effort to consolidate the commissary system of each branch of the military into one efficient unit. Its stated mission is to ensure the commissary system provides United States military personnel and their families with needed groceries at the lowest possible price. DeCA's mission is recognized by many as essential to the military preparedness of the United States by assisting to maintain the morale, readiness and effectiveness of active duty troops, and by encouraging reenlistment of highly trained quality personnel.

          DeCA is part of the Department of Defense ("DoD") under the Assistant Secretary of Defense for Personnel and Readiness. It manages the total resources of all DoD commissaries worldwide, including personnel, facilities, supplies, equipment and funds. In October 1996, DeCA became a Performance Based Operation ("PBO"). This resulted in DeCA's obtaining special waivers from Federal procurement regulations, thereby allowing it to operate more efficiently and to adopt some characteristics of private-sector companies. As a PBO, DeCA will be striving for progressive market excellence through its "SAVER 2000" initiative -- providing Service, Access, Value, Efficiency and Response to customers and taxpayers.

         DeCA commands and centrally manages the commissary system through four commissary regions. Three regions are located in the continental United States and one in Europe. Daily operational support to the agency's regions, zone managers, commissaries and associated facilities is provided by an Operations Support Center located in Fort Lee, Virginia (the "OSC"), which is responsible for acquisitions, financial management, information technology/electronic commerce management, inventory management, food safety, marketing and transportation. All suppliers of goods to the commissary system are required to interface with the Marketing Business Unit (the "MBU") of the OSC, which combines several disciplines, such as operations, acquisition management and information management. The MBU is responsible for DeCA's electronic data interchange system, the preparation and administration of the resale ordering agreement used with suppliers, merchandising and marketing, and maintenance of the catalog master file, the list of products authorized to be carried by commissaries.

         The great majority of the DeCA buying and merchandising decisions for the seven DeCA regions are handled at DeCA's headquarters in Fort Lee, Virginia. Each region has its own Region Stock List ("RSL"). Within each RSL is a "Key Item List," which is a list of items that each store within that region should carry. Suppliers of brand name products must sell their products to the regional buyers to have their products included on that region's RSL. Once a product is listed on an RSL, it is the responsibility of the individual supplier to ensure that the product gets on the shelf. Many suppliers employ brokers, like us who function as sales representatives and provide a liaison with DeCA. Brokers also serve to promote the suppliers' products and ensure that the products are properly displayed and stocked on the shelf. Suppliers also contract with distributors who warehouse and ship the suppliers' products to the commissaries.

         Any supplier wishing to sell a product in the commissary system must complete and submit a product application to DeCA. DeCA analyzes each proposed product on the basis of price, quality, anticipated demand and other factors. If the proposed product meets DeCA's requirements, it will be assigned a Local Stock Number, a product identification number ("LSN"), and included on one or more RSLs. If the product is unique to the tastes of a particular region or regions, it will be placed on the RSL for those regions only. Depending on the type of product, it may also be included on the Key Item List of one or more regions.

COMPETITION

         The military resale market is a highly competitive market that is served by several large distributors, most notably SuperValu, Inc., Nash Finch Company and Fleming Companies, Inc., but is otherwise highly fragmented with hundreds of small, privately-held firms operating in the various distribution layers. We face competition from local, regional and national distributors on the basis of price, quality and assortment, schedules and reliability of deliveries and the range and quality of services provided.

         Because there are relatively low barriers to entry in the military resale market, we expect competition from a variety of established and emerging companies. Many of our competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we have. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. In addition, consolidation in the industry, heightened competition among our vendors, new entrants and trends toward vertical integration could create additional competitive pressures that reduce our margins and adversely affect our business. If we fail to successfully respond to these competitive pressures or to implement our strategies effectively, it could have a material adverse effect on our financial condition and prospects.

EMPLOYEES

         At March 15, 2002, we employed 14 persons on a full-time basis, of which two were management personnel, three were office staff and nine were warehouse and distribution personnel. None of our employees are members of a trade union. All of our employees are employed at our corporate offices and distribution center located in Colorado, Springs, Colorado.

BUSINESS OF PREDECESSOR

         MRG-Maryland, a Maryland corporation in which we acquired a 98.2% interest on November 15, 2001 (the "Reverse Acquisition"), was formed in October 1997 by Richard Tanenbaum, one of our directors. Prior to November 15, 2001, we were inactive and had nominal assets and liabilities. As MRG-Maryland was considered the acquirer in such acquisition for financial reporting purposes, our historical financial statements for any period prior to November 15, 2001, as well as the description of our business operations for such periods, are those of MRG-Maryland.

         In connection with the acquisition, we issued an aggregate of 5,410,000 shares of our common stock to purchase approximately 98.2% of the outstanding capital stock of MRG-Maryland, including 2,210,050 shares to Xcel Associates, Inc., a corporation controlled by Edward T. Whelan, our Chairman of the Board and Chief Executive Officer, an aggregate of 400,000 shares to Shannon Investments, Inc., a corporation controlled by Mr. Whelan, an additional 1,039,950 shares directly to Mr. Whelan, an aggregate of 440,000 shares to Ethan
D. Hokit, our President and one of our directors, and his wife, and 450,000 shares to Richard H. Tanenbaum, one of our directors.

ITEM 2. DESCRIPTION OF PROPERTY.

PROPERTIES

         Our corporate headquarters is located at our distribution center in Colorado Springs, Colorado. The lease for our distribution center and corporate headquarters includes approximately 32,748 square feet, of which approximately 1,000 square feet is used for our corporate headquarters. The lease expires in the year 2006. The annual rent for our distribution center is approximately $180,000 per annum, with annual rental increases of approximately $8,000 per year during the term of the lease.


ITEM 3. LEGAL PROCEEDINGS.

         We are a defendant in a landlord-tenant suit captioned WAREHOUSE, LTD
V. MILITARY RESALE GROUP, INC., Civil Action No. 01CV3230, Div. No. 2, District Court, El Paso County, Colorado. Our former landlord is seeking damages for an alleged breach of the terms of several lease agreements for office and warehouse space located in Colorado Springs, Colorado. We filed an answer to the landlord's complaint in which we asserted affirmative defenses and made counterclaims against the landlord. Although this lawsuit is in its preliminary stages and the amount of the landlord's claim has not been disclosed, we believe the potential dollar amount of such claims will not have a material adverse effect on our overall operations. We intend to defend such lawsuit and pursue our counterclaims vigorously.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     (a) We held a Special Meeting of our shareholders (the "Special Meeting") on December 18, 2001.

     (b)  Not applicable

     (c) Set forth below is a brief description of each matter voted upon at the Special Meeting and the number of affirmative votes and the number of negative votes cast:

          i) The holders of a majority of our common stock voted to approve our Restated Certificate of Incorporation. Our Restated Certificate of Incorporation provided for: (i) the change of our name from Bactrol Technologies, Inc. to Military Resale Group, Inc., (ii) the increase in the number of shares of our capital stock from 50,000,000 shares to 60,000,000 shares by authorizing 10,000,000 shares of preferred stock, par value $0.0001 per share, (iii) vesting in our Board of Directors the authority to designate the rights, designations and preferences of our preferred stock, (iv) permitting shareholder actions to be taken without a meeting by written consent, so long as a written consent is signed by the holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted, (v) limiting the personal liability of our directors to the extent permitted by
               Section 402(b) of the Business Corporation Law of the State of New York and (vi) the indemnification of our directors and officers to the fullest extent permitted by Article 7 of the Business Corporation Law of the State of New York.

                   Votes for............................... 4,656,000
                   Votes against...........................         0
                   Votes abstaining........................        72

          (d)  Not applicable

                                    PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         Our common stock is traded on the OTC Bulletin Board under the symbol "MYRG."

         Our shares began trading on the OTC Bulletin Board on January 10, 2001. Prior to that date, there was no public market for our shares.

         The following table contains information about the range of high and low bid prices for our common stock for each full quarterly period since our shares began publicly trading, based upon reports of transactions on the OTC Bulletin Board.

                                                           HIGH      LOW
                                                           ----      ----
          2001
              First Quarter (commencing January 10)....   $1.88     $0.03
              Second Quarter...........................    0.75      0.20
              Third Quarter............................    2.27      0.45
              Fourth Quarter...........................    1.32      0.32

          2002
              First Quarter............................   $1.54     $0.31

          The source of these high and low prices was the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

         The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, our public announcements regarding our then-pending acquisition of Military Resale Group, general trends in the market for the products we distribute, and other factors, over many of which we have little or no control. In addition, board market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance. On March 28, 2002, the closing bid price of the common stock as reported by the OTC Bulletin Board was $ 0.50 per share.

         As of December 31, 2001, there were approximately 42 shareholders of record of our common stock.

DIVIDEND POLICY

         We have not paid cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         On August 1, 2001, Military Resale Group, Inc., a Maryland corporation ("MRG-Maryland"), issued options to purchase 1,000,000 shares of its common stock to Ronald Steenbergen, a consultant. In connection with the Reverse Acquisition, we assumed the obligations under the option agreement and, upon exercise, will issue shares of our common stock in substitution for the shares of the MRG-Maryland. Such options are exercisable for one year at an exercise price of $0.50 per share.

         In November 2001, we issued an aggregate of 5,410,000 shares of our common stock to the stockholders of MRG-Maryland in connection with the Reverse Acquisition. Such shares were issued by us in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. No underwriter fees or commissions were paid by us in connection with such issuances.

         In December 2001, we issued an aggregate of 875,000 shares of our common stock to certain of our employees and directors for services rendered in 2001.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

OVERVIEW

         During the years ended December 31, 1999 and 2002, and prior to November 15, 2001 in fiscal year 2001, we did not generate any signification revenue, and accumulated no significant assets, as we explored various business opportunities. On November 15, 2001, the date of the Reverse Acquisition, we acquired 98.2% of the issued and outstanding capital stock of Military Resale Group, Inc., a Maryland corporation ("MRG-Maryland"), in exchange for a controlling interest in our publicly-held "shell" corporation. For financial reporting purposes, MRG-Maryland was considered the acquirer in such transaction. As a result, our historical financial statements for any period prior to November 15, 2001 are those of MRG-Maryland.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         SALES. Sales for the year ended December 31, 2001 of $4,851,433 reflected an increase of $371,128, or approximately 8.3%, compared to sales of $4,480,305 for the year ended December 31, 2000. This increase was attributable primarily to the addition of the new products we began offering during the 2001 period, including Slimfast, L'eggs, Bush Beans and Rayovac Batteries. Approximately 60% of our 2001 sales were derived from the sale of products we purchased from manufacturers and suppliers for resale to commissaries. In such instances, revenue was recognized as the gross sales amount of such products. Approximately 40% of our 2001 sales were derived from the sale of products on a consignment basis, in which case, we acted as an agent for the manufacturer or supplier of the products we sold, and earned a commission based on the amount of the sale. In these instances, revenue was recognized as the net sales amount of such products after deducting the manufacturer's or supplier's cost. We intend to continue to seek to add new products that we can offer to commissaries or exchanges from our existing manufactures and suppliers and from others with which we do not currently a working relationship.

         In January 2002, we entered into an agreement with Pfizer, Inc. to distribute approximately 114 SKUs supplied by Pfizer, including Listerine, Benadryl, Rolaids and Zantac. In March 2002, we entered into an agreement with Playtex Products, Inc. to distribute approximately 70 SKUs manufactured or supplied by Playtex, including a line of feminine hygiene products and a line of infant feeding products. Based upon the amount of Pfizer sales made in 2001 to the commissaries we currently service, we estimate that the inclusion of Pfizer's products should add approximately $1 million to our annual sales. If that is the case, on a pro forma basis, assuming we had carried Pfizer's products throughout the year, Pfizer products would have accounted for approximately 17% of our 2001 sales. With the addition of the products supplied by Playtex and Pfizer, we anticipate that our 2002 sales will reach approximately $7 million. However, there can be no assurance that our sales will reach such projected amount, and the amount of our actual sales may differ materially from such projections as a result of one or more of the factors described above, among others.

         Management believes our long-term success will be dependent in large part on our ability to add additional product offerings to enable us to increase our sales and revenues. However, we believe our ability to add additional product offerings is dependent on our ability to obtain increased capital to fund new business development and increased sales and marketing efforts. We are currently in discussions with a number of other manufacturers and suppliers in an effort to reach a distribution agreement for their products to the military market. While there can be no assurance that we will do so, we believe we will be successful in negotiating agreements with a number of such suppliers and manufacturers, and that by the end of fiscal year 2002, aggregate monthly sales levels will reach at least $1 million on an annualized basis. However, there can be no assurance that our sales will reach such projected amount, and the amount of our actual sales may differ materially from such projections as a result of one or more of the factors described above, among others.

         To date, all of our sales revenue has been generated from customers located in the United States.

         COST OF GOODS SOLD. In instances where we purchase products from manufacturers and suppliers for resale to commissaries, cost of goods sold consists of our cost to acquire such products. In instances where we sell products on a consignment basis, there is no cost of goods sold because we act as an agent for the manufacturer or supplier and earn only a commission on such sales. During the year ended December 31, 2001, cost of goods sold increased by approximately $500,000, or approximately 13.5%, to $4.3 million from $3.8 million for the year ended December 31, 2000. This increase was attributable primarily to an increase in sales of purchased products, rather than commission sales, for the 2001 period.

         GROSS PROFIT. Gross profit for the year ended December 31, 2001 decreased by approximately $139,000, or approximately 19.5%, compared to the year ended December 31, 2000, from $710,211 for the year ended December 31, 2000 to $571,984 for the year ended December 31, 2001. This decrease was attributable primarily to increase in cost of goods sold as discussed above.

         OPERATING EXPENSES. Total operating expenses aggregated approximately $1,026,000 for the year ended December 31, 2001 as compared to approximately $712,000 for the year ended December 31, 2000, representing an increase of approximately $314,000, or approximately 43.4%. The increase in total operating expenses for the 2001 period was attributable primarily to increased professional fees of approximately $103,000, or 200%, resulting primarily from the costs of the Reverse Acquisition in November 2001 and the costs of the preparation of the registration statement under the Securities Act of 1933 relating to a proposed offering of equity securities; increased occupancy expense of approximately $75,000, or 32%, resulting from our move to larger office and warehouse facilities in September 2001; increased salary and wages of approximately $54,000, or 15%, due primarily to the addition of office and warehouse personnel and, to a lesser extent, increased wages; and increased trucking expense of approximately $42,000, or 32%, due primarily to the addition of one truck and the renewal of two truck leases at higher rates.

         NET LOSS. Primarily as a result of the increased expenses and cost of goods sold discussed above, we incurred a net loss of $465,994 for the year ended December 31, 2001 as compared to a net loss of $13,673 for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, we had a negative cash balance approximately $1,300. Our principal source of liquidity has been borrowings. In 2001, we funded our operations from borrowings of approximately $195,000. In the first quarter of 2002, we issued 10 convertible promissory notes having an aggregate principal amount of $235,000. Such promissory notes become due on June 30, 2002 and bear interest at the rate of 8% per annum. The notes are convertible into a maximum of 2,439,667 shares of our common stock at the option of the note holders at any time after a registration statement for our common stock is declared effective. The failure to have such registration statement declared effective by April 15, 2002 is an event of default under the notes. The promissory notes are subject to certain anti-dilution adjustments.

         Our current level of cash flows from operating activities are not sufficient to enable us to execute our business strategy. As a result, we intend to seek additional capital through the sale of up to 5,000,000 shares of our common stock. In December 2001, we filed with the Securities and Exchange Commission a registration statement relating to such shares. Such registration statement has not yet been declared effective, and there can be no assurance that the Securities and Exchange Commission will declare such registration statement effective in the near future, if at all. In the interim, we are funding our operations, based on our cash position and the near term cash flow generated from operations, as well as additional borrowings. In the event that we sell only a nominal number of shares (i.e. 1,000,000 shares) in our proposed offering, we believe that the net proceeds of such sale, together with anticipated revenues from sales of our products, will satisfy our capital requirements for at least the next 12 months. However, we would require additional capital to realize our strategic plan to expand distribution capabilities and product offerings. These conditions raise substantial doubt about our ability to continue as a going concern. Our actual financial results may differ materially from the stated plan of operations.

         Assuming that we receive a nominal amount of proceeds from our proposed offering of common stock, we expect capital expenditures to be approximately $200,000 during the next twelve months, primarily for the acquisition of an inventory control system. It is expected that our principal uses of cash will be to provide working capital, to finance capital expenditures, to repay indebtedness and for other general corporate purposes, including sales and marketing and new business development. The amount of spending for any particular purpose is dependent upon the total cash available to us and the success of our offering of common stock.

         At December 31, 2001, we had liquid assets of $441,000, consisting of accounts receivable derived from operations, and other current assets of $280,000, consisting primarily of inventory of products for sale and/or distribution. Long term assets of $192,411 consisted primarily of warehouse equipment used in operations.

         Current liabilities of $1.3 million at December 31, 2001 consisted of approximately $1 million of accounts payable and $260,000 for the current portion of notes payable, of which approximately $190,000 was payable to our officers or our other affiliates.

         Our working capital deficit was $600,000 as of December 31, 2001 for the reasons described above.

         We used cash of $84,000 in operating activities during the year ended December 31, 2001, primarily as a result of the net loss incurred during the periods.

         We used net cash of $128,000 in investing activities during the year ended December 31, 2001, all of which was used for capital expenditures.

         Financing activities consisting primarily of short-term borrowings provided net cash of $211,000 during the year ended December 31, 2001.


ITEM 7. FINANCIAL STATEMENTS

         Our financial statements for the years ended December 31, 2001 and 2000 are attached and included as a part of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     (a)  Previous independent accountants

         (i) In connection with the acquisition by Bactrol Technologies, Inc., a New York corporation, of 98.2% of the outstanding capital stock of Military Resale Group, Inc., a Maryland corporation ("MRG Maryland") on November 15, 2001, in which MRG Maryland was considered the acquirer for financial reporting purposes, the Registrant dismissed Puritz & Weintraub, LLP as its independent accountants in favor of the independent accountants of MRG Maryland.

         (ii) The report of Puritz & Weintraub, LLP for the Registrant's fiscal years ended December 31, 1999 and 2000, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. However, the report contained an explanatory fourth paragraph regarding going concern contingencies.

         (iii) The Registrant's Board of Directors participated and approved the decision to change independent accountants.

         (iv) In connection with its audits for the two most recent fiscal years and through November 19, 2001, there have been no disagreements with Puritz & Weintraub, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which disagreements if not resolved to the satisfaction of Puritz & Weintraub, LLP would have caused them to make reference thereto in their report on the financial statements for such year.

         (v) The Registrant has requested that Puritz & Weintraub, LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter is attached as Exhibit 16 hereto.

     (b)  New independent accountants

         (i) The Registrant engaged Michael Johnson & Co., LLC as its new independent accountants as of November 19, 2001. During the Registrant's two most recent fiscal years and through November 19, 2001, the Registrant has not consulted with Michael Johnson & Co., LLC concerning (1) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Registrant's financial statements or (2) the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-B Item 304 (a) (1) (iv)).

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information with respect to each of our officers or directors as of March 15, 2002:

            NAME                AGE                      POSITION
            ----                ---                      --------
Edward T. Whelan.............    51    Chairman of the Board and Chief Executive Officer
Ethan D. Hokit...............    63    President, Chief Operating Officer, Treasurer and Director
Richard H. Tanenbaum.........    54    Director and Secretary

         EDWARD T. WHELAN was a co-founder of MRG-Maryland in October 1997 and served as its Chairman and Chief Executive Officer until the consummation of the Reverse Acquisition in November 2001, at which time he became our Chairman of the Board, Chief Executive Officer and Secretary. Since April 1998, Mr. Whelan has also served as the President and a principal stockholder of Xcel Associates, Inc., a company engaged in providing financial consulting to small and medium-sized companies and to high net worth individuals. From 1989 to December 2001, Mr. Whelan also served as President and a principal shareholder of Shannon Investments, Inc., a consulting firm to small and medium-sized companies. From 1968 to 1971, Mr. Whelan attended St. Peters College in Jersey City, New Jersey, where he majored in Economics. Mr. Whelan spends approximately 50% of his professional time performing services on our behalf.

         ETHAN D. HOKIT was a co-founder of MRG-Maryland in October 1997 and served as its President and Chief Operating Officer, and was a director, until the consummation of the Reverse Acquisition in November 2001, at which time he became our President, Chief Operating Officer and Treasurer and one of our directors. From 1983 until February 1998, Mr. Hokit was the President of Front Range Distributors, Inc., a regional distributor of groceries and household goods to the military market serving the five military bases in and around Colorado Springs, Colorado. Mr. Hokit graduated from the University of Oklahoma with a Bachelor of Science degree in Chemistry in 1960 and a Master's Degree in Clinical Chemistry in 1962.

         RICHARD H. TANENBAUM was the general counsel and a director of MRG-Maryland since its inception in October 1997 until the consummation of the Reverse Acquisition in November 2001, at which time he became our general counsel and one of our directors. Since 1984, Mr. Tanenbaum has practiced law in Bethesda, Maryland, with an emphasis on contract negotiations, the purchase and sale of businesses, loan and real estate acquisitions, and related tax matters. Mr. Tanenbaum received his Juris Doctorate degree at Columbia Law School of the Catholic University of America in 1974. He received a Bachelor of Science degree from Bradley University in 1967.

TERMS OF OFFICERS AND DIRECTORS

         Our Board of Directors currently consists of three directors. Pursuant to our By-laws, each of our directors serves until the next annual meeting of stockholders or until his or her successor is duly elected or appointed.

         Our executive officers are appointed by the Board of Directors and serve at the pleasure of the Board. There are no family relationships among any of our executive officers or directors.


ITEM 10. EXECUTIVE COMPENSATION.

         The table below sets forth the compensation earned for services rendered in all capacities for the fiscal years ended December 31, 1999, 2000 and 2001 by our executive officers in their capacities as officers and directors of MRG-Maryland.

                                                                   LONG-TERM
                                                                 COMPENSATION
                                                                    AWARDS
                                                                    ------
                                          ANNUAL COMPENSATION     SECURITIES
                                          -------------------     UNDERLYING      ALL OTHER
  NAME OF PRINCIPAL POSITION      YEAR     SALARY      BONUS      OPTIONS (#)   COMPENSATION
  --------------------------      ----     ------      -----     ------------   -------------
Ethan D. Hokit, President and     1999    $24,000       --            --              --
Chief Operating Officer           2000     60,000       --            --              --
                                  2001     60,000                                  $ 9,000(1)

Edward T. Whelan, Chairman and    1999       $0         --            --              --
Chief Executive Officer           2000        0         --            --              --
                                  2001        0                                    $51,000(2)

---------------

(1) Represents the value of 90,000 shares of common stock issued to Mr. Hokit as additional compensation for services rendered in 2001.

(2) Represents the value of 145,000 shares of common stock issued to Mr. Whelan for consulting services preformed for us in February 2001 prior to our acquisition of MRG-Maryland and 220,000 shares of common stock issued to Mr. Whelan as compensation for services rendered in 2001.

DIRECTORS' COMPENSATION

         Our directors are reimbursed for expenses incurred in attending meetings of the Board of Directors. Directors generally are not paid any separate fees for serving as directors. However, in December 2001, we issued 200,000 shares of common stock to Richard H. Tanenbaum for services rendered as one of our directors.

EXECUTIVE EMPLOYMENT AGREEMENTS

         We do not have an employment agreement with any of our executive officers.

EQUITY INCENTIVE PLAN

         In December 2001, we adopted the Military Resale Group, Inc. 2001 Equity Incentive Plan (the "Incentive Plan") for the purpose of attracting, retaining and maximizing the performance of executive officers and key employees and consultants. We have reserved 1,500,000 shares of our common stock for issuance under the Incentive Plan. The Incentive Plan has a term of ten years and provides for the grant of "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options, stock appreciation rights, restricted stock awards, performance share awards and compensatory share awards. The exercise price for non-statutory stock options may be equal to or more or less than 100 percent of the fair market value of shares of common stock on the date of grant. The exercise price for incentive stock options may not be less than 100 percent of the fair market value of shares of our common stock on the date of grant (110 percent of fair market value in the case of incentive stock options granted to employees who hold more than ten percent of the voting power of our issued and outstanding shares of common stock).

         Options granted under the Incentive Plan may not have a term of more than a ten-year period (five years in the case of incentive stock options granted to employees who hold more than ten percent of the voting power of our common stock) and generally vest over a three-year period. Options generally terminate three months after the optionee's termination of employment by us for any reason other than death, disability or retirement, and are not transferable by the optionee other than by will or the laws of descent and distribution.

         The Incentive Plan also provides for grants of stock appreciation rights ("SARs"), which entitle a participant to receive a cash payment, equal to the difference between the fair market value of a share of our common stock on the exercise date and the exercise price of SAR. The exercise price of any SAR granted under the Incentive Plan will be determined by our board of directors in its discretion at the time of the grant. SARs granted under the Incentive Plan may not be exercisable for more than a ten year period. SARs generally terminate one month after the grantee's termination of employment by us for any reason other than death, disability or retirement. Although our board of directors has the authority to grant SARs, it does not have any present plans to do so.

         Restricted stock awards, which are grants of shares of our common stock that are subject to a restricted period during which such shares may not be sold, assigned, transferred, made subject to a gift, or otherwise disposed of, or mortgaged, pledged or otherwise encumbered, may also be made under the Incentive Plan.

         Performance share awards, which are grants of shares of our common stock upon the achievement of specific performance objectives, may also be made under the Incentive Plan. At this time, our board of directors has not granted, and does not have any plans to grant, performance shares of common stock.

         Compensatory share awards, which are grants of shares of our common stock as consideration for services rendered by our employees or consultants, may also be made under the Incentive Plan. In January 2002, our board of directors authorized the issuance of an aggregate of 300,000 compensatory shares of common stock to two of our consultants.

         As of March 15, 2002, options to purchase an aggregate of 1,300,000 shares of our common stock have been granted to our employees, officers, directors and/or consultants under the Incentive Plan. Such options are one-year options to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $0.50 and three year options to purchase an aggregate of 300,000 shares of our common stock at an exercise price of $0.50.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of March 15, 2002 certain information regarding the beneficial ownership of our common stock by (a) each person who is known to us to be the beneficial owner of more than five percent (5%) of our common stock, (b) each director and executive officer and (c) all directors and executive officers as a group. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. The percentage of beneficial ownership is based upon 7,805,004 shares of our common stock outstanding as of March 15, 2002.

                                               SHARES OF COMMON STOCK
                                             OWNED PRIOR TO OFFERING(1)
                                             --------------------------
         NAME AND ADDRESS                       AMOUNT           %
         ----------------                      ---------       -----
 Edward T. Whelan............................  3,870,000(2)     49.6%
 135 First Street
 Keyport, New Jersey 07735

 Edward Meyer, Jr............................  2,930,500(3)     37.6%
 32 Daniel Drive
 Hazlet, New Jersey 07730

                                               SHARES OF COMMON STOCK
                                             OWNED PRIOR TO OFFERING(1)
                                             --------------------------
         NAME AND ADDRESS                       AMOUNT           %
         ----------------                      ---------       -----

 Xcel Associates, Inc.(4)....................  2,210,050        28.3%
 224 Middle Road
 Hazlet, New Jersey 07730

 Ronald Steenbergen..........................  1,000,000(5)     12.8%
 4 Cho Yuen Street
 Wah Shun Industrial Building
 Yau Tong, Kolwoon
 Peoples Republic of China

 Ethan D. Hokit..............................    530,000(6)      6.8%
 3305 Blodgett Drive
 Colorado Springs, Colorado 80919

 Richard H. Tanenbaum........................    650,000         8.3%
 7315 Wisconsin Avenue
 Suite 775N
 Bethesda, Maryland 20814

 Shannon Investments, Inc.(7)................    400,000         5.1%
 224 Middle Road
 Hazlet, New Jersey 07730

 Directors and executive officers as
   a group (three persons)...................  5,050,000        64.7%

------------------
(1) For purposes of this table, information as to the beneficial ownership of shares of our common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes general voting power and/or investment power with respect to securities. Except as otherwise indicated, all shares of our common stock are beneficially owned, and sole investment and voting power is held, by the person named. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of our common stock which such person has the right to acquire within 60 days after the date of this Report. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares which such person or persons has the right to acquire within 60 days after the date of this Report is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership.

(2) Includes 400,000 shares of our common stock owned of record by Shannon Investments, Inc., of which Mr. Whelan is a principal shareholder, and 2,210,050 shares owned of record by Xcel Associates, Inc., of which Mr. Whelan is a principal shareholder.

(3) Includes 2,210,050 shares owned of record by Xcel Associates, of which Mr. Meyer is a principal shareholder.

(4)  Xcel Associates Inc. is controlled by Edward T. Whelan and Edward Meyer,
     Jr.

(5) Represents 1,000,000 shares of our common stock issuable upon the exercise of currently exercisable stock options issued pursuant to our Equity Incentive Plan. See "Management - Equity Incentive Plan."

(6) Includes 400,000 shares of our common stock owned of record by Mary Hokit, the wife of Mr. Hokit.

(7) Shannon Investments, Inc. is controlled by Edward T. Whelan for the benefit of his family.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In October 1997, we borrowed $60,000 from Shannon Investments, Inc., one of our principal shareholders that is controlled by Edward T. Whelan, our Chairman of the Board and Chief Executive Officer. In connection with such loan, we executed a promissory note in favor of Shannon Investments, Inc. that bears interest at the rate of 10% per annum and is payable on demand. As of December 31, 2001, the outstanding balance due under the promissory note was approximately $60,000.

         Mr. Whelan is also the President and a principal shareholder of Xcel Associates, Inc., which is one of our principal shareholders.

         Since October 1997, Xcel Associates, Inc. has maintained office space in our corporate offices without charge.

         In February 2001, we entered into an 11-month consulting agreement with each of Mr. Whelan and Edward Meyer, Jr., one of our principal shareholders. In consideration of consulting services rendered under such agreements, in February 2001 we issued 145,000 shares of common stock to each of Messrs. Whelan and Meyer.

         In February 2001, we issued 50,000 shares of our common stock to Jerry Gruenbaum, Esq., our corporate counsel at the time of issuance, for legal services performed for the company. On March 23, 2001, we placed a stop transfer order on these 50,000 shares due to Mr. Gruenbaum's failure to perform the legal services for which he was retained.

         On August 14, 2001, we borrowed $100,000 from Oncor Partners, Inc., a company of which Edward T. Whelan, our Chairman of the Board and Chief Executive Officer, is President and a shareholder. The loan bears no interest and has a term of one year. As of December 31, 2001, the outstanding balance due under the promissory note was approximately $100,000.

         In August 2001, we issued 20,000 shares of our common stock to Alan Finfer, a director and our Secretary and Treasurer at the time of issuance, for consulting services performed on our behalf.

         In December 2001, we borrowed $25,000 from each of Ethan D. Hokit, our President and one of our directors, and Atlantic Investment Trust, of which Richard Tanenbaum, one of our directors, is the trustee. In connection with each such loan, we executed a demand promissory note that bears interest at the rate of 8% per annum.

         In January, 2002, we entered into a one-year business consulting agreement with Edward T. Whelan and Edward Meyer, Jr., individually, of Xcel Associates, Inc. for the provision of marketing and managerial consulting services. In consideration of the services to be rendered by Messrs. Whelan and Meyer, we will issue a number of shares determined by the formula contained in the agreement. As of March 15, 2002, no shares of our common stock have been issued to Messrs. Whelan or Meyer under this agreement.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

3.1 Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (Registration No. 333-75630)).

3.2 Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (Registration No. 333-75630)).

10.1 Promissory Note dated December 12, 2001 from the Company to Atlantic Investment Trust in the principal amount of $25,000.

10.2 Promissory Note dated December 12, 2001 from the Company to Ethan Hokit, our president and one of our directors, in the principal amount of $25,000.

10.3 2001 Equity Incentive Plan of the Company adopted in December 2001 (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-81258)).

10.4 Promissory Note dated August 14, 2001 from the Company to Oncor Partners, Inc. in the principal amount of $100,000 (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form SB-2 (Registration No. 333-75630)).

10.5 Lease Agreement, dated as of August 2001, between MRS Connection and the Company related to 2180 Executive Circle, Colorado Springs, Colorado 80906 (incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2 (Registration No. 333-75630)).

10.6 Promissory Note dated as of October 30, 1997 from the Company to Shannon Investments, Inc (incorporated herein by reference to Exhibit
         10.6 to the Company's Registration Statement on Form SB-2 (Registration No. 333-75630)).

10.8 Consulting Agreement dated January 3, 2002 between the Company and Edward T. Whelan and Edward Meyer, Jr., individually, of Xcel Associates, Inc.

24       Powers of Attorney (included in the Signature Page to this report).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Colorado Springs, Colorado, on April 10, 2002

                                      MILITARY RESALE GROUP, INC.



                                      By: /S/ ETHAN D. HOKIT
                                          --------------------------------------
                                          Ethan D. Hokit
                                          President and Chief Operating Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

        SIGNATURE                         TITLE                                DATE

/s/Edward T. Whelan         Chairman of the Board, Chief Executive         April 10, 2002
-------------------------     Officer  (Principal Executive Officer)
Edward T. Whelan


/s/Ethan D. Hokit           President, Chief Operating Officer, Director   April 10, 2002
-------------------------     (Principal Accounting Officer and
Ethan D. Hokit                Principal Financial Officer)


/s/Richard H. Tanenbaum     Director                                       April 10, 2002
-------------------------
Richard H. Tanenbaum

                          INDEX TO FINANCIAL STATEMENTS

                                                                                      Page

Report of Independent Auditors.......................................................  F-2

Balance Sheets as of December 31, 2000 and 2001......................................  F-3

Statements of Operations for the years ended December 31, 2000 and 2001..............  F-5

Statements of Cash Flows for the years ended December 2000 and 2001..................  F-6

Statements of Shareholders' Equity for the years ended December 31, 2000 and 2001....  F-7

Notes to Financial Statements........................................................  F-8

                         REPORT OF INDEPENDENT AUDITORS

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Military Resale Group, Inc.
Colorado Springs, Colorado


We have audited the accompanying balance sheets of Military Resale Group, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flow for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Military Resale Group, Inc., as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company's recurring losses from operations and its difficulties in generating sufficient cash flow to meet its obligation and sustain its operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                         MICHAEL B. JOHNSON & CO., LLC


                                         By: /S/ MICHAEL B. JOHNSON
                                             ------------------------------
                                                 Michael B. Johnson


Denver, Colorado
February 18, 2002

                           MILITARY RESALE GROUP, INC.

                                 BALANCE SHEETS
                        FOR THE YEARS ENDED DECEMBER 31,


ASSETS                                                2001              2000
                                                  -----------       -----------
CURRENT ASSETS:
      Accounts receivable -trade                  $   441,058       $   457,574
      Inventory                                       252,430            90,936
      Deposits                                         20,406                --
      Prepaid expenses                                  6,708                --
                                                  -----------       -----------
      Total Current Assets                            720,602           548,510
                                                  -----------       -----------
FIXED ASSETS:
      Office Equipment                                  9,121             1,691
      Warehouse Equipment                             203,132            83,110
      Vehicles                                         64,366            64,366
      Leasehold Improvements                            2,440             2,440
      Software                                         15,609            15,609
                                                  -----------       -----------
                                                      294,668           167,216
      Less Accumulated Depreciation                  (102,257)          (67,217)
                                                  -----------       -----------
      Net Fixed Assets                                192,411            99,999
                                                  -----------       -----------
OTHER ASSETS:
      Goodwill , net of amortization                       --             1,834
                                                  -----------       -----------
TOTAL ASSETS                                      $   913,013       $   648,509
                                                  ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts Payable - trade                    $ 1,047,207       $   544,698
      Bank Overdraft                                    1,349            38,223
      Accrued Interest Payable                         25,657            23,540
      Notes Payable - current portion                 260,522            86,073
                                                  -----------       -----------
      Total Current Liabilities                     1,334,735           692,534
                                                  -----------       -----------
LONG-TERM DEBT:
      Notes Payable - long-term portion                91,121            17,358
                                                  -----------       -----------
      Total Long-term Debt                             91,121            17,358
                                                  -----------       -----------
TOTAL LIABILITIES                                   1,425,856           709,892
                                                  -----------       -----------

STOCKHOLDERS' EQUITY:
      Common Stock, par value $.0001, 60,000,000 shares
      7,505,004 and 5,360,000 issued and outstanding at
        December 31, 2001 and 2000 respectively                    750             536
      Additional Paid-In Capital                               162,150         149,664
      Retained Deficit                                        (675,743)       (209,749)
                                                             ---------       ---------
      Total Stockholders' Equity                              (512,843)        (59,549)
                                                             ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 913,013       $ 650,343
                                                             =========       =========


SEE ACCOMPANYING NOTES.

                           MILITARY RESALE GROUP, INC.

                            STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                   2001                 2000
                                               -----------          -----------

REVENUES                                       $ 4,851,433          $ 4,480,305
COST OF GOODS SOLD                              (4,279,449)          (3,770,094)
                                               -----------          -----------
GROSS PROFIT                                       571,984              710,211
                                               -----------          -----------
OPERATING EXPENSES:
Salary & payroll taxes                             415,525              361,623
Professional Fees                                  153,856               50,795
Occupancy                                          155,503               80,805
General and administrative                          88,881               49,147
Amortization/Depreciation                           36,874               36,039
Lease and auto/truck expense                       175,584              133,354
                                               -----------          -----------
Total Expenses                                   1,026,223              711,763
                                               -----------          -----------
NET LOSS FROM OPERATIONS                          (454,239)
                                                                         (1,552)
                                               -----------          -----------
OTHER EXPENSES/INCOME
Interest expense                                   (11,755)             (12,121)
                                               -----------          -----------
NET LOSS                                       $  (465,994)         $   (13,673)
                                               ===========          ===========
PER SHARE INFORMATION:
Weighted average number
of common shares outstanding                     5,644,584            5,360,000
                                               -----------          -----------
NET LOSS PER COMMON SHARE                      $     (0.08)         $     (0.01)
                                               ===========          ===========

SEE ACCOMPANYING NOTES.

                           MILITARY RESALE GROUP, INC.

                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                             2001            2000
                                                          ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss                                           $(453,382)      $ (13,673)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation                                        35,040          35,039
         Amortization                                         1,834           1,000
         Stock issued for services                               88              --
         Changes in Assets & Liabilities:
         Decrease (Increase) in accounts receivable          16,516        (157,932)
         (Increase) in inventory                           (161,494)           (202)
         Increase in prepaid expenses                        (6,708)             --
         Increase in notes receivable                       (20,406)             --
         Increase in accounts payable                       502,509         135,130
         Increase in accrued expenses                         2,117           7,758
                                                          ---------       ---------
Net Cash Used In Operating Activities                       (83,886)          7,120
                                                          ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of fixed assets                            (127,452)        (14,515)
                                                          ---------       ---------
Cash Flows Used In Investing Activities                    (127,452)        (14,515)
                                                          ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
       Bank overdraft                                       (36,874)         38,223
       Short-term borrowings                                248,212              --
       Note principal payments                                   --         (34,604)
                                                          ---------       ---------
Cash Flows Provided By Financing Activities                 211,338           3,619
                                                          ---------       ---------
Net (Decrease) Increase in Cash and Cash Equivalents             --          (3,776)
Cash and Cash Equivalents at Beginning of Period                 --           3,776
                                                          ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $      --       $      --
                                                          =========       =========
SUPPLEMENTAL INFORMATION:
       Interest Paid                                      $   9,263       $   4,365
                                                          =========       =========
       Income Taxes Paid                                  $      --       $      --
                                                          =========       =========


SEE ACCOMPANYING NOTES.

                           MILITARY RESALE GROUP, INC.

                  STATEMENTS OF STOCKHOLDER'S EQUITY (DEFECIT)
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                             ADDITIONAL       RETAINED         TOTAL
                                                     COMMON STOCK             PAID-IN         EARNINGS      STOCKHOLDERS'
                                                SHARES         AMOUNT         CAPITAL        (DEFICIT)         EQUITY

BALANCE, OCTOBER 6, 1997                             --       $     --       $     --       $      --       $      --

Issuance of common stock for cash               800,000             80            120              --             200
Net loss for period ended                            --             --             --          (6,756)         (6,756)
Balance, December 31, 1997                      800,000             80            120          (6,756)         (6,556)

Issuance of common stock for cash                40,000              4         14,996              --          15,000
Issuance of common stock for services         3,000,000            300           (300)             --              --
Net loss for year ended                              --             --             --         (43,372)        (43,372)
Balance, December 31, 1998                    3,840,000            384         14,816         (50,128)        (34,928)

Issuance of common stock                      1,520,000        134,848             --         135,000
Net loss for year ended                              --             --             --        (145,948)       (145,948)
Balance, December 31, 1999                    5,360,000            536        149,664        (196,076)        (45,876)

Net loss for year ended                              --             --             --         (13,673)        (13,673)
Balance, December 31, 2000                    5,360,000            536        149,664        (209,749)        (59,549)

Issuance of common stock for services           875,000             87          8,663              --           8,750
Acquisition of Bactrol Technologies, Inc      1,270,004            127          3,823              --           3,950
Net loss for year ended                              --             --             --        (465,994)       (465,994)
Balance, December 31, 2001                    7,505,004            750        162,150        (675,743)       (512,843)


SEE ACCOMPANYING NOTES.

                           MILITARY RESALE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - GENERAL

THE COMPANY

         On October 15, 2001, the Company, formerly Bactrol Technologies, Inc. and Military Resale Group, Inc. ("MRG"), a Maryland corporation which was formed on October 6, 1997 executed a Stock Purchase Agreement pursuant to which 98.2% of MRG's stock was effectively exchanged for a controlling interest in a publicly held "shell" corporation that concurrently changed its name to Military Resale Group, Inc. This transaction is commonly referred to as a `reverse acquisition." For financial accounting purposes, this transaction has been treated as the issuance of stock for the net monetary assets of the Company, accompanied by a recapitalization of MRG with no goodwill or other intangible assets recorded.

         For financial reporting purposes, MRG is considered the acquirer, and therefore, the historical operating results of Bactrol Technologies, Inc. are not presented.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CASH AND CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considers all cash and highly liquid investments with initial maturities of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

         The Company's trade accounts primarily represent unsecured receivables. Historically, the Company's bad debt write-offs related to these trade accounts have been insignificant.

PROPERTY AND EQUIPMENT

         The Company follows the practice of capitalizing property and equipment over $250 at cost. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation is computed on the straight-line method over the following estimated useful lives.

            Office Equipment & Software            3 to 5 years
            Warehouse Equipment                    5 to 7 years
            Vehicles                               5 years

ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NET LOSS PER SHARE

         Net loss per share is based on the weighted average number of common shares and common shares equivalent outstanding during the period.

                          MILITARY RESALE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS


REVENUE RECOGNITION

         Revenue from product and services are recognized at the time goods are shipped or services are provided to the customer, with an appropriate provision for returns and allowances.

         The Company sells products on its own account in behalf of manufacturers and other parties on a commissioned basis. The associated sales are recognized as net sales amounts, net of product cost less cost of goods sold.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

OTHER COMPREHENSIVE INCOME

         The Company has no material components of other comprehensive income
(loss) and accordingly, net loss is equal to comprehensive loss in all periods.

FEDERAL INCOME TAXES

         The Company accounts for income taxes under SFAS No 109, which requires the asset and liability approach to accounting for income taxes. Under this approach, deferred income taxes are determined based upon differences between the financial statement and tax bases of the Company's assets and liabilities and operating loss carryforwards using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are recognized if it is more likely than not that the future tax benefit will be realized.


NOTE 2    INVENTORY

         Inventories at December 31, 2001 by major classification, were comprised of the following:

                  Finished goods               $252,430
                                               --------
                                               $252,430
                                               ========

         Inventory consists primarily of grocery items and are stated at the lower of costs or market. Cost is determined under the first-in, first-out method (FIFO) valuation method. All items of inventory are finished goods resold to military commissaries and wholesale food chains.

SEGMENT INFORMATION

         The Company operates primarily in a single operating segment, distributing and marketing resale grocery products to military commissaries.

NOTE 3 - NOTES PAYABLE

         The following is a summary of notes payable as of December 31, 2001:

         Note payable to finance company, collateralized by auto, monthly
            payments of $1,053, maturity date - June 2003                           $  18,240
         Note payable to investment company, unsecured loan, 10% interest,
         Due on demand                                                                 60,000
         Note payable - freezer,  secured by property leased, 19% interest,
         Maturity dated October 2006                                                   72,666
         Note payable - cooler, secured by property leased, 24% interest,
         Maturity date November 2004                                                   31,137
         Convertibles Notes, unsecured loan, 8% interest,
         Maturity date June 30, 2002                                                  170,000
                                                                                    ---------
                                                                                      351,643
         Less: Current Portion                                                       (260,522)
                                                                                    ---------
         Total Long-Term Debt                                                       $  91,121
                                                                                    =========

         Maturities of long-term debt at December 31, 2001, are as follows:

                            2002          $260,522
                            2003            28,963
                            2004            25,807
                            2005            17,311
                            2006            19,040


NOTE 4 - COMMITMENTS AND CONTIGENCIES

OPERATING RENTAL LEASE

         In August 2001, the Company entered into lease agreements for office and warehouse space in Colorado Springs, Colorado that expire in August 2006. Rental expense for the year was $80,805.

         Minimum future lease payments under current lease agreements at December 31, 2001 are as follows:

                            2002         $182,839
                            2003          191,030
                            2004          199,216
                            2005          207,402
                            2006          141,908
                                         --------
                                         $922,395
                                         ========


NOTE 5- CAPITAL STOCK TRANSACTION

         On May 24, 1999, the Company's Board of Directors and shareholders approved the following capital stock transaction: authorizing a 40,000-to-1 split of common stock. On October 15, 2001, the Company's Board of Directors and shareholders authorized increasing the number of authorized common shares to 60,000,000 and designating a par value of $.0001 per share for the Common Stock. All shares and per share amounts in the

                          MILITARY RESALE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS


accompanying financial statements of the Company and notes thereto have been retroactively adjusted to give effect to the stock splits and new par value per share.


NOTE 6- CONCENTRATION OF RISK

         The Company's revenues from military commissary sales provide approximately ninety eight percent of their base of operations. Management believes that concentration of customers with respect to risk is minimal due to the sales being primary through government contracts.


NOTE 7- INCOME TAXES

         Significant components of the Company's deferred tax liabilities and assets at December 31, 2001 are as follows:

         Deferred Tax Assets
                Net Operating Loss Carryforwards        $ 675,743
                Less Valuation Allowance                 (675,743)
                                                        ---------
                Total Deferred Tax Assets               $      --
                                                        =========

         As of December 31, 2001, the Company had a net operating loss carryforward for federal income tax purposes approximately equal to the accumulated deficit recognized for book purposes, which will be available to reduce future taxable income. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period. Because of the current uncertainty of realizing such tax assets in the future, a valuation allowance has been recorded equal to the amount of the net deferred tax assets, which caused the Company's effective tax rate to differ from the statutory income tax rate. The net operating loss carryforward, if not utilized, will begin to expire in the year 2007.


NOTE 8 - GOING CONCERN:

         The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company's current liabilities exceed current assets by $614,133 and the Company lost $465,994 in operations in 2001.

         The Company's management is currently pursuing equity and/or debt financing in an effort to restart operations. The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.


NOTE 9 - RELATED PARTY TRANSACTIONS

CONSULTING AGREEMENTS

         In February 2000, the Company entered into a (11) eleven month consulting agreement with Edward Whelan , chairman of Board and principal shareholder, and Edward Meyer, Jr., one of the principals shareholders. In consideration for consulting services rendered, the Company issued 145,000 shares of common stock to each individual.

         In January 2002, the Company entered into a one year consulting agreement with Edward Whelan and Edward Meyer, Jr. for marketing and managerial consulting services.

                          MILITARY RESALE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS


LOANS PAYABLE

         In October 1997, the Company borrowed $60,000 from Shannon Investments, which is controlled by Edward Whelan. The note is payable on demand and bears interest at the rate of 10% per annum.

         On August 14, 2001, the Company borrowed $100,000 from Oncor Partners, Inc., a company of which Edward Whelan, is president and shareholder.

         In December 2001, the Company borrowed $25,000 from Ethan Hokit, one of the company's directors, and Atlantic Investment Trust, of which Richard Tanenbaum, one of the Company's directors is a trustee. In connection with each such loan, the Company executed a demand promissory note that bears interest at the rate of 8% per annum.