Form 10QSB
period 2002-03-31
MILITARY RESALE GROUP INC
filed 2002-05-16
CIK 1088436

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to         .
                                         ------------    -----------

                        Commission File Number    000-26463
                                               ----------------

                                ----------------

                           MILITARY RESALE GROUP, INC.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

               New York                              11-2665282
    -------------------------------              -------------------
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

                              2180 Executive Circle
                        Colorado Springs, Colorado 80906
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (719) 391-4564
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2002, there were 7,805,004 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [ X ]

                           MILITARY RESALE GROUP, INC.

                                   FORM 10-QSB

                                      INDEX

PART I.  Financial Information

Item 1.  Financial Statements                                                             Page no.

         Balance Sheets -- March 31, 2002 and  December 31, 2001..........................     1

         Statements of Operations - Three months ended March 31, 2002 and 2001............     2

         Statement of Stockholders' Deficit - From October 6, 1997 (inception)
           through March 31, 2002.........................................................     3

         Statements of Cash Flows - Three months ended March 31, 2002 and 2001............     4

         Notes to Financial Statements....................................................     6


Item 2.  Management's Discussion and Analysis or Plan of Operation........................     8

PART II. Other Information

Item 1.  Legal Proceedings................................................................    12

Item 2.  Change in Securities and use of Proceeds.........................................    12

Item 3.  Defaults Upon Senior Securities..................................................    12

Item 4.  Submission of Matters to a Vote of Security Holdings.............................    12

Item 5.  Other Information................................................................    12

Item 6.  Exhibits and Reports on Form 8-K.................................................    12

Signatures ...............................................................................    12

ITEM 1.  FINANCIAL INFORMATION

                          MILITARY RESALE GROUP, INC.
                                 Balance Sheets
                                  (Unaudited)

                                                                March 31,     December 31,
ASSETS                                                            2002           2001
                                                               -----------    -----------
Current Assets
 Cash ......................................................   $    54,581    $        --
 Accounts receivable -- trade ..............................       384,233        441,058

 Prepaids ..................................................         3,229          6,708
 Inventory .................................................       315,834        252,430
 Deposits ..................................................        23,218         20,406
                                                               -----------    -----------
  Total Currents Assets ....................................       781,095        720,602
                                                               -----------    -----------

Fixed Assets:

 Office equipment ..........................................         2,741          9,121
 Warehouse equipment .......................................       205,044        203,132
 Vehicles ..................................................        64,366         64,366

 Leasehold improvements ....................................         2,440          2,440
 Software ..................................................        15,609         15,609
                                                               -----------    -----------
                                                                   290,200        294,668
 Less accumulated depreciation .............................      (112,883)      (102,257)
                                                               -----------    -----------
  Net Fixed Assets .........................................       177,317        192,411
                                                               -----------    -----------

TOTAL ASSETS ...............................................   $   958,412    $   913,013
                                                               ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable - trade ..................................   $ 1,039,543    $ 1,047,207

 Accrued expenses ..........................................        31,000             --
 Accrued interest payable ..................................        25,657         25,657

 Bank overdraft ............................................            --          1,349
 Notes payable -- current portion ..........................       387,535        260,522
                                                               -----------    -----------
  Total Current Liabilities ................................     1,483,735      1,334,735
                                                               -----------    -----------

Long-term debt
Notes payable ..............................................        83,460         91,121
                                                               -----------    -----------
 Total Long-term debt ......................................        83,460         91,121
                                                               -----------    -----------

Total Liabilities ..........................................     1,567,195      1,425,856
                                                               -----------    -----------


Stockholders' Equity
 Common stock, par value $.001, 60,000,000 shares authorized, 7,505,004 and 7,505,004 issued and outstanding

  at March 31, 2002 and December 31, 2001, respectively ....           750            750
 Additional paid-in capital ................................       162,150        162,150
 Retained deficit ..........................................      (771,683)      (675,743)
                                                               -----------    -----------
  Total Stockholders' Equity ...............................      (608,783)      (512,843)
                                                               -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................   $   958,412    $   913,013
                                                               ===========    ===========

                         See accountant's review report.

                           MILITARY RESALE GROUP, INC.
                            Statements of Operations
                                   (Unaudited)

                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                        2002           2001
                                                     -----------    -----------

REVENUES: ........................................   $ 1,417,258    $ 1,090,407

COST OF GOODS SOLD: ..............................     1,238,921        971,418
                                                     -----------    -----------

GROSS PROFIT .....................................       178,337        118,989
                                                     -----------    -----------


EXPENSES:
 Selling and marketing ...........................            --             --
 General and administrative ......................       268,107        215,146
                                                     -----------    -----------
  Total Operating Expenses .......................       268,107        215,146
                                                     -----------    -----------

OTHER REVENUES & EXPENSES:
 Interest expense ................................        (6,170)        (1,265)
 Interest income .................................            --            240
                                                     -----------    -----------
  Total Other Revenues & Expenses ................        (6,170)        (1,025)
                                                     -----------    -----------


NET LOSS .........................................   $   (95,940)   $   (97,182)
                                                     ===========    ===========


Per share information
   Weighted average number
     of common shares outstanding ................     7,505,004      5,360,000
                                                     ===========    ===========

Net Loss per common share ........................   $     (0.02)   $     (0.01)
                                                     ===========    ===========

                         See accountant's review report.

                           MILITARY RESALE GROUP, INC.
                        Statement of Stockholders' Equity
                                   (Unaudited)

                                            Common Stock       Additional                  Total
                                        ---------------------    Paid-In     Retained   Stockholders'
                                         Shares      Amount      Capital      Deficit      Equity
                                        ---------   ---------   ---------    ---------    ---------
Balance -- October 6, 1997 ..........          --   $      --   $      --    $      --    $      --
Issuance of common stock for cash ...     800,000          80         120           --          200
Net loss ............................          --          --          --       (6,756)      (6,756)
                                        ---------   ---------   ---------    ---------    ---------
Balance -- December 31, 1997 ........     800,000          80         120       (6,756)      (6,556)
                                        ---------   ---------   ---------    ---------    ---------

Issuance of common stock for cash ...      40,000           4      14,996           --       15,000
Issuance of common stock for services   3,000,000         300        (300)          --           --
Net loss ............................          --          --          --      (43,372)     (43,372)
                                        ---------   ---------   ---------    ---------    ---------
Balance -- December 31, 1998 ........   3,840,000         384      14,816      (50,128)     (34,928)
                                        ---------   ---------   ---------    ---------    ---------

Issuance of common stock for cash ...   1,520,000         152     134,848           --      135,000
Net loss ............................          --          --          --     (145,948)    (145,948)
                                        ---------   ---------   ---------    ---------    ---------
Balance -- December 31, 1999 ........   5,360,000         536     149,664     (196,076)     (45,876)
                                        ---------   ---------   ---------    ---------    ---------
Net loss ............................          --          --          --      (13,673)     (13,673)
                                        ---------   ---------   ---------    ---------    ---------
Balance -- December 31, 2000 ........   5,360,000         536     149,664     (209,749)     (59,549)
                                        ---------   ---------   ---------    ---------    ---------

Stock issued for services ...........     875,000          87       8,663           --        8,750
Stock issued for subsidiary .........   1,270,004         127       3,823           --        3,950
Net loss ............................          --          --          --     (465,994)    (465,994)
                                        ---------   ---------   ---------    ---------    ---------
Balance -- December 31, 2001 ........   7,505,004         750     162,150     (675,743)    (512,843)
                                        ---------   ---------   ---------    ---------    ---------

Net loss ............................          --          --          --      (95,940)     (95,940)
                                        ---------   ---------   ---------    ---------    ---------
Balance -- March 31, 2002 ...........   7,505,004   $     750   $ 162,150    $(771,683)   $(608,783)
                                        =========   =========   =========    =========    =========

                         See accountant's review report.

                           MILITARY RESALE GROUP, INC.
                             Statement of Cash Flows
                                   (Unaudited)

                                                      For the Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                         2002         2001
                                                       ---------    ---------
Cash Flows from Operating Activities:
  Net Loss .........................................   $ (95,940)   $ (97,422)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization ...................      10,626        9,009
   Stock issued for services .......................          --           --
    Loss on disposal of equipment ..................       6,380           --
    Changes in assets and liabilities:
    (Increase) Decrease in accounts receivable .....      56,825       98,039
    Decrease (Increase) in prepaids ................       3,479           --

    Increase (Decrease) in deposits ................      (2,812)          --
    (Increase) Decrease in inventory ...............     (63,404)       6,615
    (Decrease) in accounts payable .................      (7,664)     (38,110)
    Increase (Decrease) in accrued expenses ........      31,000        1,578
                                                       ---------    ---------
Net Cash Used in Operating Activities ..............     (61,510)     (20,291)
                                                       ---------    ---------

Cash Flows from Investing Activities
  Capital expenditures .............................      (1,912)          --
                                                                    ---------
Cash Flows Used in Investing Activities ............      (1,912)          --
                                                       ---------    ---------

Cash Flows from Financing Activities:
  Bank overdraft ...................................      (1,349)      29,301
 Proceeds from sale of stock .......................          --           --
 Proceeds (payments) from notes payable - net ......     119,352       (9,010)
                                                       ---------    ---------
Cash Flows Provided by Financing Activities ........     118,003       20,291
                                                       ---------    ---------

Net Increase (Decrease) in cash and cash equivalents      54,581           --

Cash and cash equivalents -- beginning of period ...          --           --
                                                       ---------    ---------

Cash and cash equivalents -- end of period .........   $  54,581    $      --
                                                       =========    =========

Supplemental information:
    Cash paid for interest .........................   $   6,170    $   1,265
                                                       =========    =========
    Cash paid for income taxes .....................   $      --    $      --
                                                       =========    =========

                         See accountant's review report.

NOTE 1 -- GENERAL

NATURE OF BUSINESS

On October 15, 2001, our Company, formerly known as Bactrol Technologies, Inc., and Military Resale Group, Inc., a Maryland corporation that was formed on October 6, 1997 ("MRG-Maryland"), executed a Stock Purchase Agreement pursuant to which 98.2% of MRG's stock was effectively exchanged for a controlling interest in a publicly held "shell" corporation (the "Reverse Acquisition") that concurrently changed its name to Military Resale Group, Inc. This transaction is commonly referred to as a "reverse acquisition." For financial accounting purposes, this transaction has been treated as the issuance of stock for our net monetary assets, accompanied by a recapitalization of MRG-Maryland with no goodwill or other intangible assets recorded. For financial reporting purposes, MRG-Maryland was considered the acquirer, and therefore, the historical operating results of Bactrol Technologies, Inc. are not presented.

NOTE 2 -- BASIS OF PRESENTATION

In the opinion of our management, the accompanying unaudited condensed financial statements include all normal adjustments considered necessary to present fairly our financial position as of March 31, 2002, and results of operations and cash flows for the three months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The condensed financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in our audited financial statements and notes for the fiscal year ended December 31, 2001.

NOTE 3 INVENTORY

Inventory of as March 31, 2002 consisted of the following:

         Finished Goods                              $315,834
                                                     --------
                                                     $315,834
                                                     ========

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

OVERVIEW

         Prior to November 15, 2001, we did not generate any signification revenue, and accumulated no significant assets, as we explored various business opportunities. On November 15, 2001, the date of the Reverse Acquisition, we acquired 98.2% of the issued and outstanding capital stock of MRG-Maryland, in exchange for a controlling interest in our publicly-held "shell" corporation. For financial reporting purposes, MRG-Maryland was considered the acquirer in such transaction. As a result, our historical financial statements for any period prior to November 15, 2001 are those of MRG-Maryland.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         SALES. Sales for the three months ended March 31, 2002 of $1,417,258 reflected an increase of $326,851, or approximately 30%, compared to sales of $1,090,407 for the three months ended March 31, 2001. This increase was attributable primarily to the addition of the new products we began offering during the 4th quarter of fiscal 2001, including Slimfast, L'eggs, Bush Beans and Rayovac Batteries. Approximately 60% of our sales for the one year period ended March 31, 2002 were derived from the sale of products we purchased from manufacturers and suppliers for resale to commissaries. In such instances, revenue was recognized as the gross sales amount of such products. Approximately 40% of our sales for the one year period ended March 31, 2002 were derived from the sale of products on a consignment basis, in which case, we acted as an agent for the manufacturer or supplier of the products we sold, and earned a commission based on the amount of the sale. In these instances, revenue was recognized as the net sales amount of such products after deducting the manufacturer's or supplier's cost. We intend to continue to seek to add new products that we can offer to commissaries or exchanges from our existing manufactures and suppliers and from others with which we do not currently a working relationship.

         In January 2002, we entered into an agreement with Pfizer, Inc. to distribute approximately 114 SKUs supplied by Pfizer, including Listerine, Benadryl, Rolaids and Zantac. In March 2002, we entered into an agreement with Playtex Products, Inc. to distribute approximately 70 SKUs manufactured or supplied by Playtex, including a line of feminine hygiene products and a line of infant feeding products. Based upon the amount of Pfizer sales made in 2001 to the commissaries we currently service, we estimate that the inclusion of Pfizer's products should add approximately $1 million to our annual sales. If that is the case, on a pro forma basis, assuming we had carried Pfizer's products throughout the year, Pfizer products would have accounted for approximately 17% of our 2001 sales. With the addition of the products supplied by Playtex and Pfizer, we anticipate that our 2002 sales will reach approximately $7 million. However, there can be no assurance that our sales will reach such projected amount, and the amount of our actual sales may differ materially from such projections as a result of one or more of the factors described above, among others. Our basis for such projections includes historical sales data provided by the manufacturers of such additional products and by the Defense Commissary Agency. In addition, we have assumed that our sales for the 2nd , 3rd and 4th quarters of 2002 will continue to be 30% greater than our sales for the same periods in 2001.

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

         COST OF GOODS SOLD. In instances where we purchase products from manufacturers and suppliers for resale to commissaries, cost of goods sold consists of our cost to acquire such products. In instances where we sell products on a consignment basis, there is no cost of goods sold because we act as an agent for the manufacturer or supplier and earn only a commission on such sales. During the three months ended March 31, 2001, cost of goods sold increased by approximately $267,000, or approximately 27.5%, to $1.23 million from $970,000 for the three months ended March 31, 2001. This increase was attributable primarily to an increase in the ratio of sales of products we purchase from manufacturers and suppliers for resale to commissaries versus sales of products on a consignment basis.

         GROSS PROFIT. Gross profit for the three months ended March 31, 2002 increased by approximately $59,000, or approximately 50%, compared to the three months ended March 31, 2001, from $119,000 for the three months ended March 31, 2001 to $178,000 for the year ended March 31, 2002. This increase was attributable primarily to an increase in the sale of products supplied by vendors from whom we purchase goods for resale.

         OPERATING EXPENSES. Total operating expenses aggregated approximately $268,000 for the three months ended March 31, 2002 as compared to approximately $215,000 for the three months ended March 31, 2001, representing an increase of approximately $53,000, or approximately 25%. The increase in total operating expenses for the three month period ended March 31, 2002 was attributable primarily to increased professional fees of approximately $16,500, or 7%, resulting primarily from the costs of the preparation of a registration statement under the Securities Act of 1933 relating to a proposed offering of equity securities; increased occupancy expense of approximately $55,000, or 21%, resulting from our move to larger office and warehouse facilities in September 2001; increased salary and wages of approximately $90,000, or 34%, due primarily to the addition of office and warehouse personnel and, to a lesser extent, increased wages; and increased trucking expense of approximately $24,000, or 10%, due primarily to the addition of one truck and the renewal of two truck leases at higher rates.

         NET LOSS. Primarily as a result of the increased revenues discussed above, we incurred a net loss of $95,940 for the three months ended March 31, 2002 as compared to a net loss of $97,182 for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, we had a cash balance approximately $54,600. Our principal source of liquidity has been borrowings. In 2001, we funded our operations from borrowings of approximately $195,000. In the first quarter of 2002, we issued convertible promissory notes having an aggregate principal amount of $225,000. Such notes become due on June 30, 2002 and bear interest at the rate of 8% per annum. The notes are convertible into a maximum of 2,439,667 shares of our common stock at the option of the note holders. In April 2002, the holders of $150,000 aggregate principal amount of such notes converted their notes into an aggregate of 1,758,234 shares of our common stock. The failure to have such registration statement declared effective by April 15, 2002 is an event of default under the notes. The promissory notes are subject to certain anti-dilution adjustments.

         Our current level of cash flows from operating activities is not sufficient to enable us to execute our business strategy. As a result, we intend to seek additional capital through the sale of up to 5,000,000 shares of our common stock. In December 2001, we filed with the Securities and Exchange Commission a registration statement relating to such shares. Such registration statement has not yet been declared effective, and there can be no assurance that the Securities and Exchange Commission will declare such registration statement effective in the near future, if at all. In the interim, we intend to fund our operations based on our cash position and the near term cash flow generated from operations, as well as additional borrowings. In the event we sell only a nominal number of shares (i.e. 1,000,000 shares) in our proposed offering, we believe that the net proceeds of such sale, together with anticipated revenues from sales of our products, will satisfy our capital requirements for at least the next 12 months. However, we would require additional capital to realize our strategic plan to expand distribution capabilities and product offerings. These conditions raise substantial doubt about our ability to continue as a going concern. Our actual financial results may differ materially from the stated plan of operations.

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

         At March 31, 2002, we had liquid assets of $438,000, consisting of cash and accounts receivable derived from operations, and other current assets of $397,000, consisting primarily of inventory of products for sale and/or distribution. Long term assets of $177,000 consisted primarily of warehouse equipment used in operations.

         Current liabilities of $1.2 million at March 31, 2002 consisted of approximately $1 million of accounts payable and $387,500 for the current portion of notes payable, of which approximately $120,000 was payable to our officers or our other affiliates.

         Our working capital deficit was $630,000 as of March 31, 2002 for the reasons described above.

         We used cash of $62,000 in operating activities during the three months ended March 31, 2002, primarily as a result of the net loss incurred during the period.

         We used net cash of $2,000 in investing activities during the three months ended March 31, 2002, all of which was used for capital expenditures.

         Financing activities consisting primarily of short-term borrowings provided net cash of $118,000 during the three months ended March 31, 2002.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) None.

         (b) None.

         (c) In the first quarter of 2002, we issued to ten investors $225,000 aggregate principal amount of 8% convertible promissory notes (each a"8% Convertible Note"). Such notes are convertible into a maximum of 2,439,667 shares of our common stock at the option of the note holders at any time. In April 2002, we issued 1,758,234 restricted shares of our common stock to holders of 8% Convertible Notes in the aggregate amount of $152,380 in connection with the conversion of the outstanding balances under such notes into shares of our common stock in accordance with the terms thereof. Such shares were issued by us in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

         (d) None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         (a) We are currently in default under the terms of 8% Convertible Notes in the aggregate amount of $159,620 issued by us in the fourth quarter of 2001 and the first quarter of 2002. Under the terms of such 8% Convertible Notes, an event of default includes our failure to have a registration statement for the shares our common stock issuable upon conversion of the 8% Convertible Notes declared effective by the Securities and Exchange Commission not later than April 15, 2002. In April 2002, holders of 8% Convertible Notes in the aggregate amount of $152,380 elected to convert the outstanding balances thereunder into 1,758,234 shares of our common stock pursuant to the terms of such 8% Convertible Notes.

         (b) None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDINGS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Colorado Springs, Colorado on May 15, 2002.


                                 MILITARY RESALE GROUP, INC.


                                 By:  /S/ ETHAN D. HOKIT
                                    -------------------------------------
                                    Name:  Ethan D. Hokit
                                    Title: President and Chief Operating Officer
                                           (Principal Accounting Officer
                                           and Principal Financial Officer)