Form 10QSB
period 2002-06-30
MILITARY RESALE GROUP INC
filed 2002-08-15
CIK 1088436

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2002

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ___________________.

                        Commission File Number 000-26463

                                ----------------

                           MILITARY RESALE GROUP, INC.
     -----------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

            New York                                     11-2665282
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                              2180 Executive Circle
                        Colorado Springs, Colorado 80906
     -----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (719) 391-4564
        ----------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2002, there were 9,672,127 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes [_]  No [X]

                           MILITARY RESALE GROUP, INC.

                                   FORM 10-QSB

                                      INDEX

PART I.     Financial Information

Item 1.     Financial Statements                                        Page no.

            Balance Sheets - June 30, 2002 and December 31, 2001 ............  1

            Statements of Operations - Three months and
            six months ended June 30, 2002 and 2001 .........................  2

            Statement of Stockholders' Deficit - From October 6, 1997
            (inception) through June 30, 2002 ...............................  3

            Statements of Cash Flows - Six months ended
            June 30, 2002 and 2001  4

            Notes to Financial Statements ...................................  5


Item 2.     Management's Discussion and Analysis or Plan of Operation .......  6

PART II.    Other Information

Item 1.     Legal Proceedings ............................................... 12

Item 2.     Change in Securities and use of Proceeds ........................ 12

Item 6.     Exhibits and Reports on Form 8-K ................................ 13

Signatures .................................................................. 13

                          MILITARY RESALE GROUP, INC.
                                 Balance Sheets
                                  (Unaudited)


                                                       June 30,     December 31,
ASSETS                                                   2002           2001
                                                     -----------    -----------

Current Assets
  Cash                                               $     6,079    $        --
  Accounts receivable - trade                            522,997        441,058
  Prepaids                                                 3,714          6,708
  Inventory                                              309,435        252,430
  Deposits                                                23,218         20,406
                                                     -----------    -----------
    Total Currents Assets                                865,443        720,602
                                                     -----------    -----------

Fixed Assets:
  Office equipment                                         2,741          9,121
  Warehouse equipment                                    205,044        203,132
  Vehicles                                                64,366         64,366
  Leasehold improvements                                   2,440          2,440
  Software                                                15,609         15,609
                                                     -----------    -----------
                                                         290,200        294,668
  Less accumulated depreciation                         (123,510)      (102,257)
                                                     -----------    -----------
    Net Fixed Assets                                     166,690        192,411
                                                     -----------    -----------

TOTAL ASSETS                                         $ 1,032,133    $   913,013
                                                     ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable - trade                           $ 1,128,770    $ 1,047,207
  Accrued expenses                                        47,221             --
  Accrued interest payable                                32,370         25,657
  Bank overdraft                                              --          1,349
  Capitalized leases/Notes payable -
    current portion                                      401,913        260,522
                                                     -----------    -----------
    Total Current Liabilities                          1,610,274      1,334,735
                                                     -----------    -----------

Long-term debt
Notes payable                                             28,963         91,121
                                                     -----------    -----------
  Total Long-term debt                                    28,963         91,121
                                                     -----------    -----------

Total Liabilities                                      1,639,237      1,425,856
                                                     -----------    -----------


Stockholders' Equity
  Common stock, par value $.001, 60,000,000 shares
    authorized:  9,672,127 and 7,505,004 issued
    and outstanding at June 30, 2002 and
    December 31, 2001, respectively                          967            750
  Additional paid-in capital                             396,933        162,150
  Retained deficit                                    (1,005,004)      (675,743)
                                                     -----------    -----------
    Total Stockholders' Equity                          (607,104)      (512,843)
                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 1,032,133    $   913,013
                                                     ===========    ===========

                         See accountant's review report.

                          MILITARY RESALE GROUP, INC.
                            Statements of Operations
                                  (Unaudited)

                                         For the Three Months           For the Six Months
                                             Ended June 30,                Ended June 30,
                                      --------------------------    --------------------------
                                          2002           2001           2002           2001
                                      -----------    -----------    -----------    -----------
REVENUES:
Gross Sales                           $ 1,657,440    $ 1,048,393    $ 3,015,024    $ 2,073,376
Commission sales - net                     64,472        116,489        124,146        181,913
                                      -----------    -----------    -----------    -----------
Total Revenues                          1,721,912      1,164,882      3,139,170      2,255,289
                                      -----------    -----------    -----------    -----------


COST OF GOODS SOLD:                     1,457,701        997,140      2,696,622      1,968,558
                                      -----------    -----------    -----------    -----------

GROSS PROFIT                              264,211        167,742        442,548        286,731
                                      -----------    -----------    -----------    -----------


EXPENSES:
  Salary and payroll taxes                125,797        106,713        215,962        207,217
  Professional fees                       107,446          3,438        200,446         11,208
  Occupancy                                55,263         23,455        110,525         49,768
  General and administrative               74,439         35,654        162,084         81,825
  Amortization/depreciation                10,626          8,760         21,253         17,520
  Lease and auto/truck expense             21,910         25,555         46,318         51,183
                                      -----------    -----------    -----------    -----------
    Total Operating Expenses              395,481        203,575        756,588        418,721
                                      -----------    -----------    -----------    -----------

OTHER REVENUES & EXPENSES:
  Interest expense                         (9,093)          (986)       (15,263)        (2,251)
  Interest income                              42             --             42             --
                                      -----------    -----------    -----------    -----------
    Total Other Revenues & Expenses        (9,051)          (986)       (15,221)        (2,251)
                                      -----------    -----------    -----------    -----------


NET LOSS                              $  (140,321)   $   (36,819)   $  (329,261)   $  (134,241)
                                      ===========    ===========    ===========    ===========

Per share information
  Weighted average number
    of common shares outstanding        8,949,752      5,360,000      8,327,378      5,360,000
                                      ===========    ===========    ===========    ===========

Net Loss per common share             $     (0.02)   $     (0.01)   $     (0.04)   $     (0.02)
                                      ===========    ===========    ===========    ===========

                         See accountant's review report.

                           MILITARY RESALE GROUP, INC.
                        Statement of Stockholders' Equity
                                   (Unaudited)

                                               Common Stock         Additional                      Total
                                        -------------------------     Paid-In        Retained    Stockholders'
                                           Shares       Amount        Capital        Deficit        Equity
                                        -----------   -----------   -----------    -----------    -----------
Balance -October 6, 1997                         --   $        --   $        --    $        --    $        --

Issuance of common stock for cash           800,000            80           120             --            200
Net loss                                         --            --            --         (6,756)        (6,756)
                                        -----------   -----------   -----------    -----------    -----------
Balance - December 31, 1997                 800,000            80           120         (6,756)        (6,556)
                                        -----------   -----------   -----------    -----------    -----------

Issuance of common stock for cash            40,000             4        14,996             --         15,000
Issuance of common stock for services     3,000,000           300          (300)            --             --
Nel loss                                         --            --            --        (43,372)       (43,372)
                                        -----------   -----------   -----------    -----------    -----------
Balance - December 31, 1998               3,840,000           384        14,816        (50,128)       (34,928)
                                        -----------   -----------   -----------    -----------    -----------

Issuance of common stock for cash         1,520,000           152       134,848             --        135,000
Nel loss                                         --            --            --       (145,948)      (145,948)
                                        -----------   -----------   -----------    -----------    -----------
Balance - December 31, 1999               5,360,000           536       149,664       (196,076)       (45,876)
                                        -----------   -----------   -----------    -----------    -----------

Net loss                                         --            --            --        (13,673)       (13,673)
                                        -----------   -----------   -----------    -----------    -----------
Balance - December 31, 2000               5,360,000           536       149,664       (209,749)       (59,549)
                                        -----------   -----------   -----------    -----------    -----------

Stock issued for services                   875,000            87         8,663             --          8,750
Stock issued for subsidiary               1,270,004           127         3,823             --          3,950
Net loss                                         --            --            --       (465,994)      (465,994)
                                        -----------   -----------   -----------    -----------    -----------
Balance - December 31, 2001               7,505,004           750       162,150       (675,743)      (512,843)
                                        -----------   -----------   -----------    -----------    -----------

Stock issued for services                   300,000            30        92,970             --         93,000
Stock issued for services                    73,550             7        11,993             --         12,000
Stock issued in lieu of debt              1,793,573           180       129,820             --        130,000
Net loss                                         --            --            --       (329,261)      (329,261)
                                        -----------   -----------   -----------    -----------    -----------
Balance - June 30, 2002                   9,672,127   $       967   $   396,933    $(1,005,004)   $  (607,104)
                                        ===========   ===========   ===========    ===========    ===========

                         See accountant's review report.

                          MILITARY RESALE GROUP, INC.
                             Statement of Cash Flows
                                  (Unaudited)

                                                        For the Six Months Ended
                                                                June 30,
                                                        -----------------------
                                                           2002          2001
                                                        ---------     ---------
Cash Flows from Operating Activities:
  Net Loss                                              $(329,261)    $(134,241)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                          21,252        17,520
    Stock issued for services                             105,000            --
    Stock issued in lieu of debt                          130,000            --
      Loss on disposal of equipment                         6,380            --
    Changes in assets and liabilities:
      (Increase) Decrease in accounts receivable          (81,939)       26,042
      Decrease (Increase) in prepaids                       2,994          (452)
      Increase (Decrease) in deposits                      (2,812)           --
      (Increase) Decrease in inventory                    (57,005)      (51,974)
      Increase in accounts payable                         81,563       163,116
      Increase (Decrease) in accrued expenses              53,934         7,200
                                                        ---------     ---------
Net Cash Used in Operating Activities                     (69,894)       27,211
                                                        ---------     ---------

Cash Flows from Investing Activities
  Capital expenditures                                     (1,912)           --
                                                        ---------     ---------
Cash Flows Used in Investing Activities                    (1,912)           --
                                                        ---------     ---------

Cash Flows from Financing Activities:
    Bank overdraft                                         (1,349)      (21,094)
  Proceeds from sale of stock                                  --            --
  Proceeds (payments) from notes payable - net             79,234        (6,117)
                                                        ---------     ---------
Cash Flows Provided by Financing Activities                77,885       (27,211)
                                                        ---------     ---------

Net Increase (Decrease) in cash
  and cash equivalents                                      6,079            --

Cash and cash equivalents - beginning of period                --            --
                                                        ---------     ---------

Cash and cash equivalents - end of period               $   6,079     $      --
                                                        =========     =========


Supplemental information:
    Cash paid for interest                              $   6,170     $      --
                                                        =========     =========
    Cash paid for income taxes                          $      --     $      --
                                                        =========     =========

                         See accountant's review report.

NOTE 1-GENERAL

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

NOTE 2 - BASIS OF PRESENTATION

In the opinion of our management, the accompanying unaudited condensed financial statements include all normal adjustments considered necessary to present fairly our financial position as of June 30, 2002, and results of operations and cash flows for the three months ended June 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in our audited financial statements and notes for the fiscal year ended December 31, 2001.


NOTE 3 - INVENTORY

Inventory of as June 30, 2002 consisted of the following:

         Finished Goods                              $309,435
                                                     --------
                                                     $309,435
                                                     ========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

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

     Our business and results of operations are affected by a wide variety of factors that could materially and adversely affect us and our actual results, including, but not limited to: (1) the availability of additional funds to enable us to successfully pursue our business plan; (2) the uncertainties related to the effectiveness of our technologies and the addition of new products and suppliers; (3) our ability to maintain, attract and integrate management personnel; (4) our ability to complete the development of our proposed product line in a timely manner; (5) our ability to effectively market and sell our products and services to current and new customers; (6) our ability to negotiate and maintain suitable strategic partnerships and corporate relationships with suppliers and manufacturers; (7) the intensity of competition; and (8) general economic conditions. As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price.

     Any forward-looking statements herein speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this Report.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 2001

     REVENUES. Total revenue for the three months ended June 30, 2002 of $1,721,912 reflected an increase of $557,030, or approximately 47.8%, compared to total revenue of $1,164,882 for the three months ended June 30, 2001. Our revenues are derived in either one of two ways. In the majority of instances, we purchase products from manufacturers and suppliers for resale to the commissaries we service. In such cases, we resell the manufacturer's or supplier's products to the commissaries at generally the same prices we pay for such products, which prices generally are negotiated between the manufacturer or supplier and the Defense Commissary Agency ("DeCA"). Revenue is recognized as the gross sales amount received by us from such sales ("resale revenues"), which includes (i) the purchase price paid by the commissary plus (ii) a negotiated storage and delivery fee paid by the manufacturer or supplier. In the remaining instances, we act as an agent for the manufacturer or supplier of the products we sell, and earn a commission paid by the manufacturer or supplier, generally in an amount equal to a percentage of the manufacturer's or supplier's gross sales amount ("commission revenues"). In such cases, revenue is recognized as the commission we receive on the gross sales amount.

     Resale revenue for the three months ended June 30, 2002 of $1,657,440 reflected an increase of $609,049, or approximately 58.1%, compared to resale revenue of $1,048,393 for the three months ended June 30, 2001. For the three months ended June 30, 2002, approximately 75.6% of our gross profit was derived from sales involving resale revenue compared to 30.6% for the three months ended June 30, 2001. These increases were attributable primarily to the addition of the new products we began supplying to commissaries during the fourth quarter of fiscal 2001, including Slimfast, L'eggs, Bush Beans and Rayovac Batteries, and during the first quarter of fiscal 2002, including a line of feminine hygiene products and a line of infant feeding products supplied by Playtex Products, Inc., which we sell on a resale basis, as well as the implementation of our long-term strategy to increase our ratio of sales of products we sell on a resale basis, rather than a commission basis, due to the payment discounts we often receive from the manufacturers and suppliers of the goods we purchase for resale.

     Commission revenue for the three months ended June 30, 2002 of $64,472 reflected a decrease of $52,017, or approximately 44.7%, compared to commission revenue of $116,489 for the three months ended June 30, 2001. For the three months ended June 30, 2002, approximately 24.4% of our gross profit was derived from sale involving commission revenue compared to approximately 69.4% for the three months ended June 30, 2001. These decreases were attributable primarily to the implementation of our long-term strategy to increase our ratio of sales of products sold on a resale basis, rather than a commission basis. We cannot be certain as to whether or not these trends will continue; however, in the long term we are seeking to increase the ratio of our sales of products sold on a resale basis, rather than a commission basis, because we believe we can increase our profitability on such sales by taking advantage of payment discounts frequently offered by the manufacturers and suppliers of such products. To do so, we intend to continue to seek to add new products that we can offer to commissaries on a resale basis from our existing manufactures and suppliers and from others with whom we do not currently have a working relationship.

     In March 2002, we entered into an agreement with Playtex Products, Inc. to distribute, on a resale basis, approximately 70 SKUs manufactured or supplied by Playtex, including a line of feminine hygiene products and a line of infant feeding products. We have been advised by Playtex, and verified with DeCA, that sales by Playtex in 2001 to the commissaries we currently service amounted to approximately $350,000. However, there can be no assurance that our sales of Playtex products will reach such amount, and the amount of our actual sales of Playtex products may differ materially from the amounts sold by Playtex in 2001 as a result of one or more of the factors described above, among others.

     Management believes our long-term success will be dependent in large part on our ability to add additional product offerings to enable us to increase our sales and revenues. However, we believe our ability to add additional product offerings is dependent on our ability to obtain increased capital to fund new business development and increased sales and marketing efforts. We are currently in discussions with a number of other manufacturers and suppliers in an effort to reach an agreement under which we can distribute their products to the military market. While there can be no assurance that we will do so, we believe we will be successful in negotiating agreements with a number of such suppliers and manufacturers.

     To date, all of our sales revenue has been generated from customers located in the United States.

     COST OF GOODS SOLD. Cost of goods sold consists of our cost to acquire products from manufacturers and suppliers for resale to commissaries. In instances where we sell products on a commission basis, there is no cost of goods sold because we act as an agent for the manufacturer or supplier and earn only a commission on such sales. During the three months ended June 30, 2002, cost of goods sold increased by $460,561, or approximately 46.2%, to $1,457,701 from $997,140 for the three months ended June 30, 2001. This increase was attributable primarily to the addition of new products that we sell on a resale basis. We cannot be certain as to whether or not this trend will continue; however, in the long term we are seeking to increase the ratio of our sales on a resale basis, as discussed above.

     GROSS PROFIT. Gross profit for the three months ended June 30, 2002 increased by $96,469, or approximately 57.5%, compared to the three months ended June 30, 2001, from $167,742 for the three months ended June 30, 2001 to $264,211 for the three months ended June 30, 2002. This increase was attributable primarily to the addition of new products that we purchase for resale to the commissaries we service.

     OPERATING EXPENSES. Total operating expenses aggregated $395,481 for the three months ended June 30, 2002 as compared to $203,575 for the three months ended June 30, 2001, representing an increase of $191,906, or approximately 95.3%. The increase in total operating expenses for the three month period ended June 30, 2002 was attributable primarily to increased professional fees of $104,008 resulting primarily from the costs of the preparation of a registration statement under the Securities Act of 1933 relating to a proposed offering of equity securities; increased occupancy expense of $31,808 resulting from our move to larger office and warehouse facilities in September 2001; and increased general and administrative expenses of $38,785 resulting primarily from increased premiums on health and workers' compensation insurance.

     NET LOSS. For the reasons discussed above, we incurred a net loss of $140,321 for the three months ended June 30, 2002 as compared to a net loss of $36,819 for the three months ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

     REVENUE. Total revenue for the six months ended June 30, 2002 of $3,139,170 reflected an increase of $883,881, or approximately 39.2%, compared to total revenue of $2,255,289 for the year ended June 30, 2001. Resale revenue for the six months ended June 30, 2001 of $3,015,024 reflected an increase of $941,648, or approximately 45.4%, compared to resale revenue of $2,073,376 for the six months ended June 30, 2001. For the six months ended June 30, 2002, approximately 71.9% of our gross profit was derived from sales involving resale revenue compared to approximately 36.6% for the six months ended June 30, 2001. These increases were attributable primarily to the addition of the new products we began offering during the 2001 period, as discussed above, as well as the implementation of our long term strategy to increase the ratio of sales on a resale basis rather than a commission basis.

     Commission revenues for the six months ended June 30, 2002 of $124,146 reflected a decrease of $57,767, or approximately 31.8%, compared to commission revenues of $181,913 for the six months ended June 30, 2001. For the six months ended June 30, 2002, approximately 28.1% of our gross profit was derived from sales involving commission revenues as compared to approximately 63.4% for the six months ended June 30, 2001.

     COST OF GOODS SOLD. During the six months ended June 30, 2002, cost of goods sold increased by approximately $728,064, or approximately 37.0%, to $2,696,622 from $1,968,558 for the six months ended June 30, 2001. This increase was attributable primarily to the addition of new products that we sell on a resale basis.

     GROSS PROFIT. Gross profit for the six months ended June 30, 2002 increased by approximately $155,817, or approximately 54.3%, compared to the six months ended June 30, 2001, from $286,731 for the six months ended June 30, 2001 to $442,548 for the six months ended June 30, 2002. This increase was attributable primarily to addition of new products that we purchase for resale to commissaries we service.

     OPERATING EXPENSES. Total operating expenses aggregated approximately $756,588 for the six months ended June 30, 2002 as compared to approximately $418,721 for the six months ended June 30, 2001, representing an increase of $337,867, or approximately 80.7%. The increase in total operating expenses was attributable primarily to increased professional fees of approximately $189,238 resulting primarily from the costs of the preparation of the registration statement under the Securities Act of 1933 relating to a proposed offering of equity securities; increased occupancy expense of $60,757 resulting from our move to larger office and warehouse facilities in September 2001; and increased general and administrative expenses of $80,259 resulting primarily from increased premiums on health workers' compensation insurance.

     NET LOSS. Primarily as a result of the increased expenses and cost of goods sold discussed above, we incurred a net loss of $329,261 for the six months ended June 30, 2002 as compared to a net loss of $134,241 for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002, we had a cash balance of approximately $6,000. Our principal source of liquidity has been borrowings. Since November 2001, we have funded our operations primarily from borrowings of approximately $410,000. In the fourth quarter of 2001 and the first quarter of 2002, we issued $260,000 aggregate principal amount of convertible promissory notes (the "9% Convertible Notes") that mature on December 31, 2002 and bear interest at the rate of 8% per annum prior to June 30, 2002 and 9% per annum thereafter. In April 2002, $150,000 aggregate principal amount of 9% Convertible Notes (and $2,380 accrued interest thereon) was converted by the holders into an aggregate of 1,993,573 shares of our common stock. The remaining 9% Convertible Notes are convertible at any time and from time to time by the noteholders into a maximum of 1,153,900 shares of our common stock (subject to certain anti-dilution adjustments) if the 9% Convertible Notes are not in default, or a maximum of 2,307,800 shares of our common stock (subject to certain anti-dilution adjustments) if an event of default has occurred in respect of such notes. The terms of the 9% Convertible Notes require us to register under the Securities Act of 1933 the shares our common stock issuable upon conversion of the 9% Convertible Notes not later than December 31, 2002.

     In August 2002, we issued $100,000 aggregate principal amount of convertible promissory notes (the "8% Convertible Notes") that mature on June 30, 2003 and bear interest at the rate of 8% per annum. The 8% Convertible Notes are convertible at any time and from time to time by the noteholders into a maximum of 400,000 shares of our common stock (subject to certain anti-dilution adjustments). The terms of the 8% Convertible Notes require us to register under the Securities Act of 1933 the shares of our common stock issuable upon conversion of the 8% Convertible Notes not later than December 31, 2002.

     Our current cash levels, together with the cash flows we generate from operating activities, are not sufficient to enable us to execute our business strategy. As a result, we intend to seek additional capital through the sale of up to 5,000,000 shares of our common stock. In December 2001, we filed with the Securities and Exchange Commission a registration statement relating to such shares. Such registration statement has not yet been declared effective, and there can be no assurance that the Securities and Exchange Commission will declare such registration statement effective in the near future, if at all. In the interim, we intend to fund our operations based on our cash position and the near term cash flow generated from operations, as well as additional borrowings. In the event we sell only a nominal number of shares (i.e. 500,000 shares) in our proposed offering, we believe that the net proceeds of such sale, together with anticipated revenues from sales of our products, will satisfy our capital requirements for at least the next 12 months. However, we would require additional capital to realize our strategic plan to expand distribution capabilities and product offerings. These conditions raise substantial doubt about our ability to continue as a going concern. Our actual financial results may differ materially from the stated plan of operations.

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

     At June 30, 2002, we had liquid assets of $529,076, consisting of cash and accounts receivable derived from operations, and other current assets of $336,367, consisting primarily of inventory of products for sale and/or distribution. Long term assets of $166,690 consisted primarily of warehouse equipment used in operations.

     Current liabilities of $1,610,274 at June 30, 2002 consisted of approximately $1,129,000 of accounts payable and $401,913 for the current portion of capitalized leases and notes payable, of which approximately $210,000 was payable to our officers or our other affiliates.

     Our working capital deficit was $744,831 as of June 30, 2002 for the reasons described above.

     During the six months ended June 30, 2002, we used cash of $69,894 in operating activities primarily as a result of the net loss incurred during those period.

     During the six months ended June 30, 2002, we used net cash of $1,912 in investing activities, all of which was used for capital expenditures.

     Financing activities, consisting primarily of short-term borrowings, provided net cash of $77,885 during the six months ended June 30, 2002. Subsequent to June 30, 2002, we borrowed an additional $100,000 from affiliates pursuant to the issuance of 8% Convertible Notes.

PART II.          OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On October 31, 2001 an action captioned WAREHOUSE, LTD V. MILITARY RESALE GROUP, INC., Civil Action No. 01CV3230 was commenced against us and Ethan Hokit, our President and one of our directors, in the District Court, El Paso County, Colorado. In such action, the plaintiff, our former landlord, is seeking damages for an alleged breach of the terms of several lease agreements for office and warehouse space we occupied in Colorado Springs, Colorado. In its complaint, the plaintiff seeks judgment in the aggregate amount of $122,632.29 for rent, restoration of the premises and other charges plus an undisclosed amount for late charges, litigation costs, costs of re-leasing the premises, reasonable attorneys' fees and interest. We filed an answer to the plaintiff's complaint in which we asserted affirmative defenses and made counterclaims against the plaintiff. Although this lawsuit is in its preliminary stages and the full amount of the plaintiff's claim has not been asserted, we believe the potential dollar amount of such claims will not have a material adverse effect on our overall operations. We intend to defend such lawsuit and pursue our counterclaims vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  None.

     (b)  None.

     (c) In April 2002, we issued an aggregate of 1,993,573 restricted shares of our common stock to two holders of our convertible promissory notes in connection with the conversion of $150,000 aggregate principal amount of such notes plus $2,380 of accrued interest thereon into shares of our common stock in accordance with the terms thereof. Such shares were issued by us in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

     In May 2002, we issued 36,775 shares of our common stock to each of Edward Meyer and Edward Whelan, our Chairman of the Board and Chief Executive Officer, pursuant to the terms of a Consulting Agreement between the Company and such persons. Such shares were issued by us in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid by us in connection with such issuance and such persons were 'accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

     In August 2002, we issued 619,540 shares of our common stock to consultants for services performed for the Company. Such shares were issued by us in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid by us in connection with such issuance and such persons were 'accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

       In August 2002, we issued an aggregate of $100,000 principal amount of convertible promissory notes to two affiliates of the Company. Such notes are convertible into a maximum of 400,000 shares of our common stock at the option of the noteholders at any time. Such notes were issued by us in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid by us in connection with such issuance and such persons were 'accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

     (d)  None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER                           DESCRIPTION


         (a) Exhibits.

10.1 8% Convertible Promissory Note dated August 7, 2002 from the Company to Atlantic Investment Trust in the principal amount of $50,000.

10.2 8% Convertible Promissory Note dated August 7, 2002 from the Company to Eastern Investment Trust in the principal amount of $50,000.

          (b)  None.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Colorado Springs, Colorado on August 14, 2002.

                               MILITARY RESALE GROUP, INC.


                               By:  /s/ ETHAN D. HOKIT
                                    ---------------------------
                                        Name:  Ethan D. Hokit
                                        Title: President (Principal Accounting
                                        Officer and Principal Financial Officer)