Form 10QSB/A
period 2002-06-30
MILITARY RESALE GROUP INC
filed 2002-09-16
CIK 1088436

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                 Amendment No. 1
(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2002

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ___________ to _____________.


                      Commission File Number    000-26463
                                             --------------

                                ----------------

                           MILITARY RESALE GROUP, INC.
          -------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

             New York                                    11-2665282
-------------------------------------      -------------------------------------
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

                           MILITARY RESALE GROUP, INC.

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

                                      INDEX

PART I.   Financial Information

Item 1.   Financial Statements                                          Page no.

          Balance Sheets - June 30, 2002 and December 31, 2001...........   3

          Statements of Operations - Three months and six months
          ended June 30, 2002 and 2001 ..................................   4

          Statement of Stockholders' Deficit - From October 6, 1997
          (inception) through June 30, 2002. ............................   5

          Statements of Cash Flows - Six months ended
          June 30, 2002 and 2001... .....................................   6

          Notes to Financial Statements..................................   7

Item 2.   Management's Discussion and Analysis or
          Plan of Operation .............................................   8

PART II.  Other Information

Item 1.   Legal Proceedings..............................................  15

Item 2.   Change in Securities and use of Proceeds.......................  15

Item 6.   Exhibits and Reports on Form 8-K...............................  16

Signatures ..............................................................  17

ITEM 1.  FINANCIAL INFORMATION

                          MILITARY RESALE GROUP, INC.
                                 Balance Sheets
                                  (Unaudited)


                                                 June 30,          December 31,
ASSETS                                             2002                2001
                                               ------------        ------------
Current Assets
 Cash ........................................   $    6,079         $       --
 Accounts receivable - trade .................      522,997            441,058
 Prepaids ....................................        3,714              6,708
 Inventory ...................................      309,435            252,430
 Deposits ....................................       23,218             20,406
                                                 ----------         ----------
  Total Currents Assets ......................      865,443            720,602
                                                 ----------         ----------

 Fixed Assets:
  Office equipment ...........................        2,741              9,121
  Warehouse equipment ........................      205,044            203,132
  Vehicles ...................................       64,366             64,366
  Leasehold improvements .....................        2,440              2,440
  Software ...................................       15,609             15,609
                                                 ----------         ----------
                                                    290,200            294,668
 Less accumulated depreciation                     (123,510)          (102,257)
                                                 ----------         ----------
  Net Fixed Assets ...........................      166,690            192,411
                                                 ----------         ----------

TOTAL ASSETS .................................   $1,032,133         $  913,013
                                                 ==========         ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable - trade ....................   $1,108,770         $1,047,207
 Accrued expenses ............................       47,221                 --
 Accrued interest payable ....................       32,370             25,657
 Bank overdraft ..............................           --              1,349
 Capitalized leases/Notes payable -
  current portion.............................      339,755            260,522
                                                 ----------         ----------
 Total Current Liabilities ...................    1,528,116          1,334,735
                                                 ----------         ----------

 Long-term debt
 Notes payable ...............................       91,121             91,121
                                                 ----------         ----------
  Total Long-term debt .......................       91,121             91,121
                                                 ----------         ----------

 Total Liabilities ...........................    1,619,237          1,425,856
                                                 ----------         ----------


Stockholders' Equity
 Common stock, par value $.001, 60,000,000
  shares authorized: 9,672,127 and 7,505,004
  issued and outstanding at June 30, 2002 and
  December 31, 2001, respectively ............          967                750
 Additional paid-in capital ..................      733,262            162,150
 Retained deficit ............................   (1,321,333)          (675,743)
                                                 ----------         ----------
  Total Stockholders' Equity .................     (587,104)          (512,843)
                                                 ----------         ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...   $1,032,133         $  913,013
                                                 ==========         ==========


                        See accountant's review report.

                          MILITARY RESALE GROUP, INC.
                             Statement of Operations
                                  (Unaudited)

                                            For the Three Months Ended    For the Six Months Ended
                                                     June 30,                     June 30,
                                            --------------------------    -------------------------
                                               2002           2001           2002           2001
                                            ----------     -----------    ----------     ----------
REVENUES:
Gross Sales ............................    $1,657,440     $1,048,393     $3,015,024     $2,073,376
Commission sales - net .................        64,472        116,489        124,146        181,913
                                            ----------     ----------     ----------     ----------
Total Revenues .........................     1,721,912      1,164,882      3,139,170      2,255,289
                                            ----------     ----------     ----------     ----------

COST OF GOODS SOLD: ....................     1,457,701        997,140      2,696,622      1,968,558
                                            ----------     ----------     ----------     ----------

GROSS PROFIT ...........................       264,211        167,742        442,548        286,731
                                            ----------     ----------     ----------     ----------


EXPENSES:
 Salary and payroll taxes ..............       125,797        106,713        215,962        207,217
 Professional fees .....................       107,446          3,438        200,446         11,208
 Occupancy .............................        55,263         23,455        110,525         49,768
 General and administrative ............        74,439         35,654        162,084         81,825
 Amortization/depreciation .............        10,626          8,760         21,253         17,520
 Lease and auto/truck expense ..........        21,910         25,555         46,318         51,183
                                            ----------     ----------     ----------     ----------
  Total Operating Expenses .............       395,481        203,575        756,588        418,721
                                            ----------     ----------     ----------     ----------

OTHER REVENUES & EXPENSES:
 Interest expense ......................      (325,422)          (986)      (331,592)        (2,251)
 Interest income .......................            42             --             42             --
                                            ----------     ----------     ----------     ----------
  Total Other Revenues & Expenses ......      (325,380)          (986)      (331,550)        (2,251)
                                            ----------     ----------     ----------     ----------


NET LOSS ...............................    $ (456,650)    $  (36,819)    $ (645,590)    $ (134,241)
                                            ==========     ==========     ==========     ==========


Per share information
 Weighted average number
  of common shares outstanding .........     8,949,752      5,360,000      8,327,378      5,360,000
                                            ==========     ==========     ==========     ==========

Net Loss per common share ..............    $    (0.05)    $    (0.01)    $    (0.08)    $    (0.02)
                                            ==========     ==========     ==========     ==========

                        See accountant's review report.

                          MILITARY RESALE GROUP, INC.
                       Statements of Stockholders' Equity
                                  (Unaudited)

                                                    Common Stock          Additional                       Total
                                             ------------------------       Paid-In       Retained     Stockholders'
                                               Shares        Amount        Capital        Deficit        Equity
                                             ----------    ----------     ----------    -----------    -------------
Balance - October 6, 1997 ..............            --     $       --     $       --    $        --     $       --

Issuance of common stock for cash ......       800,000             80            120             --            200
Net loss ...............................            --             --             --         (6,756)        (6,756)
                                             ---------     ----------     ----------    -----------     ----------
Balance - December 31, 1997 ............       800,000             80            120         (6,756)        (6,556)
                                             ---------     ----------     ----------    -----------     ----------

Issuance of common stock for cash ......        40,000              4         14,996             --         15,000
Issuance of common stock for services ..     3,000,000            300           (300)            --             --
Net loss ...............................            --             --             --        (43,372)       (43,372)
                                             ---------     ----------     ----------    -----------     ----------
Balance - December 31, 1998 ............     3,840,000            384         14,816        (50,128)       (34,928)
                                             ---------     ----------     ----------    -----------     ----------

Issuance of common stock for cash ......     1,520,000            152        134,848             --        135,000
Nel loss ...............................            --             --             --       (145,948)      (145,948)
                                             ---------     ----------     ----------    -----------     ----------
Balance - December 31, 1999 ............     5,360,000            536        149,664       (196,076)       (45,876)
                                             ---------     ----------     ----------    -----------     ----------

Net loss ...............................            --             --             --        (13,673)       (13,673)
                                             ---------     ----------     ----------    -----------     ----------
Balance - December 31, 2000 ............     5,360,000            536        149,664       (209,749)       (59,549)
                                             ---------     ----------     ----------    -----------     ----------

Stock issued for services ..............       875,000             87          8,663             --          8,750
Stock issued for subsidiary ............     1,270,004            127          3,823             --          3,950
Net loss ...............................            --             --             --       (465,994)      (465,994)
                                             ---------     ----------     ----------    -----------     ----------
Balance - December 31, 2001 ............     7,505,004            750        162,150       (675,743)      (512,843)
                                             ---------     ----------     ----------    -----------     ----------

Stock issued for services ..............       300,000             30         92,970             --         93,000
Stock issued for services ..............        73,550              7         11,993             --         12,000
Stock issued in lieu of debt and interest    1,793,573            180        466,149             --        466,329
Net loss ...............................            --             --             --       (645,590)      (645,590)
                                             ---------     ----------     ----------    -----------     ----------
Balance - June 30, 2002 ................     9,672,127     $      967     $  733,262    $(1,321,333)    $ (587,104)
                                             =========     ==========     ==========    ===========     ==========







                        See accountant's review report.

                           MILITARY RESALE GROUP, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                   For the Six Months Ended
                                                           June 30,
                                                ------------------------------
                                                    2002               2001
                                                -----------        -----------

Cash Flows from Operating Activities:
 Net Loss ....................................   $ (645,590)        $ (134,241)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization ..............       21,252             17,520
  Stock issued for services ..................      105,000                 --
  Stock issued in lieu of debt ...............      150,000                 --
  Stock issued for interest ..................      316,329                 --
  Loss on disposal of equipment ..............        6,380                 --
  Changes in assets and liabilities:
  (Increase) Decrease in accounts receivable .      (81,939)            26,042
  Decrease (Increase) in prepaids ............        2,994               (452)
  Increase (Decrease) in deposits ............       (2,812)                --
  (Increase) Decrease in inventory ...........      (57,005)           (51,974)
  Increase in accounts payable ...............       61,563            163,116
  Increase (Decrease) in accrued expenses ....       53,934              7,200
                                                 ----------         ----------
 Net Cash Used in Operating Activities .......      (69,894)            27,211
                                                 ----------         ----------

 Cash Flows from Investing Activities
  Capital expenditures .......................       (1,912)                --
                                                 ----------         ----------
 Cash Flows Used in Investing Activities .....       (1,912)                --
                                                 ----------         ----------

 Cash Flows from Financing Activities:
  Bank overdraft .............................       (1,349)           (21,094)
  Proceeds from sale of stock ................           --                 --
  Proceeds (payments) from notes payable - net       79,234             (6,117)
                                                 ----------         ----------
 Cash Flows Provided by Financing Activities .       77,885            (27,211)
                                                 ----------         ----------

 Net Increase (Decrease) in cash and cash
  equivalents ................................        6,079                 --

  Cash and cash equivalents -
   beginning of period .......................           --                 --
                                                 ----------         ----------

  Cash and cash equivalents - end of period ..   $    6,079         $       --
                                                 ==========         ==========


  Supplemental information:
   Cash paid for interest ....................   $    6,170         $       --
                                                 ==========         ==========
   Cash paid for income taxes ................   $       --         $       --
                                                 ==========         ==========

  Non-cash investing and financing activities:
   Issuance of stock in exchange for
    cancellation of indebtedness of $150,000
    and interest expense o $316,329
    on convertible notes .....................   $  466,329         $       --
                                                 ==========         ==========


                        See accountant's review report.

NOTE 1-GENERAL

On October 15, 2001, our Company, formerly known as Bactrol Technologies, Inc., and Military Resale Group, Inc., a Maryland corporation that was formed on October 6, 1997 ("MRG-Maryland"), executed a Stock Purchase Agreement pursuant to which, on November 15, 2001, 98.2% of MRG's stock was effectively exchanged for a controlling interest in a publicly held "shell" corporation (the "Reverse Acquisition") that concurrently changed its name to Military Resale Group, Inc. This transaction is commonly referred to as a "reverse acquisition." For financial accounting purposes, this transaction has been treated as the issuance of stock for our net monetary assets, accompanied by a recapitalization of MRG-Maryland with no goodwill or other intangible assets recorded. For financial reporting purposes, MRG-Maryland was considered the acquirer, and therefore, the historical operating results of Bactrol Technologies, Inc. are not presented.

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

     In March 2002, we entered into an agreement with Playtex Products, Inc. to distribute, on a resale basis, approximately 70 Stock Keeping Units (SKUs) manufactured or supplied by Playtex, including a line of feminine hygiene products and a line of infant feeding products. We have been advised by Playtex, and verified with DeCA, that sales by Playtex in 2001 to the commissaries we currently service amounted to approximately $350,000. However, there can be no assurance that our sales of Playtex products will reach such amount, and the amount of our actual sales of Playtex products may differ materially from the amounts sold by Playtex in 2001 as a result of one or more of the factors described above, among others.

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

     INTEREST EXPENSE. Interest expense of $325,422 for the three months ended June 30, 2002 reflected an increase of $324,436 as compared to interest expense of $986 for the three months ended June 30, 2001. The increase in interest expense was attributable primarily to interest expense of $316,329 resulting from the debt-to-equity conversion of $150,000 aggregate principal amount of convertible promissory notes in the second quarter of 2002, which amount represented the difference between the fair market value of the conversion shares at the time of conversion and the aggregate principal amount of such notes.

     NET LOSS. For the reasons discussed above, we incurred a net loss of $456,650 for the three months ended June 30, 2002 as compared to a net loss of $36,819 for the three months ended June 30, 2001.

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

     INTEREST EXPENSE. Interest expense of $331,592 for the six months ended June 30, 2002 reflected an increase of $329,271 as compared to interest expense of $2,251 for the six months ended June 30, 2001. The increase in interest expense was attributable primarily to interest expense of $316,329 resulting from the debt-to-equity conversion of $150,000 aggregate principal amount of convertible promissory notes in the second quarter of 2002, which amount represented the difference between the fair market value of the conversion shares at the time of conversion and the aggregate principal amount of such notes.

     NET LOSS. Primarily as a result of the increased expenses and cost of goods sold discussed above, we incurred a net loss of $645,590 for the six months ended June 30, 2002 as compared to a net loss of $134,241 for the six months ended June 30, 2001.

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

     Current liabilities of $1,528,116 at June 30, 2002 consisted of approximately $1,108,770 of accounts payable and $339,755 for the current portion of capitalized leases and notes payable, of which approximately $210,000 was payable to our officers or our other affiliates.

     Our working capital deficit was $662,673 as of June 30, 2002 for the reasons described above.

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

         In May 2002, we issued 36,775 shares of our common stock to each of Edward Meyer and Edward Whelan, our Chairman of the Board and Chief Executive Officer, pursuant to the terms of a Consulting Agreement between the Company and such persons. Such shares were issued by us in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid by us in connection with such issuance and such persons were `accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

         In July 2002, we issued options to purchase an aggregate of 300,000 shares of our common stock to consultants for services rendered. Such options are one-year options that have an exercise price of $0.50 per share and expire on July 1, 2003. Such options were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of

1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such persons were `accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

         In August 2002, we issued 619,540 shares of our common stock to consultants for services performed for the Company. Such shares were issued by us in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid by us in connection with such issuance and such persons were `accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

         In August 2002, we issued an aggregate of $100,000 principal amount of convertible promissory notes to two affiliates of the Company. Such notes are convertible into a maximum of 436,000 shares of our common stock at the option of the noteholders at any time. Such notes were issued by us in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid by us in connection with such issuance and such persons were `accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

         (d) None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------

         (a) Exhibits.

10.1 8% Convertible Promissory Note dated August 7, 2002 from the Company to Atlantic Investment Trust in the principal amount of $50,000.

10.2 8% Convertible Promissory Note dated August 7, 2002 from the Company to Eastern Investment Trust in the principal amount of $50,000.

         (b) None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Colorado Springs, Colorado on September 11, 2002.

                              MILITARY RESALE GROUP, INC.


                              By:  /s/ Ethan D. Hokit
                                   ---------------------------
                                       Name:  Ethan D. Hokit
                                       Title: President (Principal Accounting
                                       Officer and Principal Financial Officer)