Form 10KSB/A
period 2001-12-31
MILITARY RESALE GROUP INC
filed 2002-11-05
CIK 1088436

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10KSB/A
                                 Amendment No. 1
(Mark  One)
          [X]  ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE  ACT  OF  1934
               For  the  fiscal  year  ended  December  31,  2001
               TRANSITION  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
               EXCHANGE  ACT  OF  1934
          [ ]  For  the  transition  period  from              to            .
                                                  ------------    ------------

                        Commission File Number 000-26463
                                               ---------

                           MILITARY RESALE GROUP, INC.
                 (Name of small business issuer in its charter)
                 ----------------------------------------------

          New York                                       11-2665282
-----------------------------------          -----------------------------------
(State or other jurisdiction of              I.R.S. Employer Identification No.
incorporation or organization)



2180 Executive Circle, Colorado Springs, Colorado              80906
-------------------------------------------------       -------------------
(Address of principal executive offices)                     (Zip Code)


Issuer's  telephone  number:  (719)  391-4564
                              ---------------

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

                         Common Stock, $.0001 par value
                        --------------------------------
                                (Title of Class)

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

As of March 15, 2002, the aggregate market value of the registrant's common stock held by non-affiliates was $1,597,902 (based upon the closing price
                                      ----------
($0.58)  of  the  registrant's  common  stock  on the OTC Bulletin Board on such date).

                           MILITARY RESALE GROUP, INC.
                         2001 FORM 10-K/A ANNUAL REPORT



                                TABLE OF CONTENTS

                                                                 PAGE  NO.

INTRODUCTORY  NOTE                                                       II

PART  I

     ITEM  6.      MANAGEMENT'S  DISCUSSION  AND
                   ANALYSIS  OR  PLAN  OF  OPERATION                      1

     ITEM  7.      FINANCIAL  STATEMENTS                                F-1

                                INTRODUCTORY NOTE

     We are filing this Form 10-KSB/A in order to amend and restate the information disclosed in Items 6 and 7 of Part I. The principal changes we made were as follows: (i) we revised our statement of operations to recognize additional interest expense relating to the beneficial conversion feature of $35,000 aggregate principal amount of convertible promissory notes that were issued in the fourth quarter of 2001 and (ii) we revised the manner in which we accounted for the issuance of 875,000 shares of our common stock to certain of our employees and directors in the fourth quarter of 2001. This Form 10-KSB/A does not necessarily reflect events occurring after the filing of the original Form 10-KSB.

PART  I

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.


GENERAL

     Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Because our common stock is considered a "penny stock" as defined by the regulations of the Securities and Exchange Commission, the safe harbor for forward-looking statements does not apply to statements by our company.

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

     Prior to November 15, 2001, we did not generate any signification revenue, and accumulated no significant assets, as we explored various business opportunities. On November 15, 2001, we acquired 98.2% of the issued and outstanding capital stock of Military Resale Group, Inc., a Maryland corporation ("MRG-Maryland"), in exchange for a controlling interest in our publicly-held "shell" corporation ("the Reverse Acquisition"). For financial reporting purposes, MRG-Maryland was considered the acquirer in such transaction. As a result, our historical financial statements for any period prior to November 15, 2001 are those of MRG-Maryland.


RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Revenue. Total revenue for the year ended December 31, 2001 of $4,851,433 reflected an increase of $371,128, or approximately 8.3%, compared to total revenue of $4,480,305 for the year ended December 31, 2000. Our revenues are derived in either one of two ways. In the majority of instances, we purchase products from manufacturers and suppliers for resale to the commissaries we service. In such cases, we resell the manufacturer's or supplier's products to the commissaries at generally the same prices we pay for such products, which prices generally are negotiated between the manufacturer or supplier and the Defense Commissary Agency ("DeCA"). Revenue is recognized as the gross sales amount received by us from such sales ("resale revenues"), which includes (i) the purchase price paid by the commissary plus (ii) a negotiated storage and delivery fee paid by the manufacturer or supplier. In the remaining instances, we act as an agent for the manufacturer or supplier of the products we sell, and earn a commission paid by the manufacturer or supplier, generally in an amount equal to a percentage of the manufacturer's or supplier's gross sales amount ("commission revenues"). In such cases, revenue is recognized as the commission we receive on the gross sales amount.

     Resale revenue for the year ended December 31, 2001 of $4,560,347 reflected an increase of $528,072, or approximately 13.1%, compared to resale revenue of $4,032,275 for the year ended December 31, 2000.
For the year ended December 31, 2001, approximately 49.1% of our gross profit was derived from sales involving resale revenue compared to approximately 36.9% for the year ended December 31, 2000. These increases were attributable primarily to the addition of the new products we began supplying to commissaries during the fourth quarter of fiscal 2001, including Slimfast, L'eggs, Bush Beans and Rayovac Batteries, and during the first quarter of fiscal 2002, including a line of feminine hygiene products and a line of infant feeding products supplied by Playtex Products, Inc. which we sell on a resale basis, as well as the implementation of our long-term strategy to increase our ratio of sales of products we sell on a resale basis, rather than a commission basis, due to the payment discounts we often receive from the manufacturers and suppliers of the goods we purchase for resale.

     Commission revenues for the year ended December 31, 2001 of $291,086 reflected a decrease of $156,944, or approximately 35%, compared to commission revenues of $448,030 for the year ended December 31, 2000. For the year ended December 31, 2001, approximately 50.9% of our gross profit was derived from sales involving commission revenues as compared to approximately 63.1% for the year ended December 31, 2000. These decreases were attributable primarily to the implementation of our long-term strategy to increase our ratio of sales of products sold on a resale basis, rather than a commission basis. We cannot be certain as to whether or not these trends will continue; however, in the long term we are seeking to increase the ratio of our sales of products sold on a resale basis, rather than a commission basis, because we believe we can increase our profitability on such sales by taking advantage of payment discounts frequently offered by the manufacturers and suppliers of such products. To do so, we intend to continue to seek to add new products that we can offer to commissaries on a resale basis from our existing manufactures and suppliers and from others with whom we do not currently have a working relationship.

     In March 2002, we entered into an agreement with Playtex Products, Inc. to distribute, on a resale basis, approximately 70 Stock Keeping Units (SKUs) manufactured or supplied by Playtex, including a line of feminine hygiene products and a line of infant feeding products. We have been advised by Playtex, and verified with DeCA, that sales by Playtex in 2001 to the commissaries we currently service amounted to approximately $350,000. However, there can be no assurance that our annual sales of Playtex products will reach such amount, and the amount of our actual sales of Playtex products may differ materially from the amounts sold by Playtex in 2001 as a result of one or more of the factors described above, among others.

     In April 2002, we began distributing products for Pfizer, Inc. under an agreement that provided for the distribution of approximately 114 SKUs of Pfizer products. In June 2002, the agreement was terminated by Pfizer because we were unable to consistently meet our delivery obligations due to our insufficient working capital. During the term of our agreement with Pfizer, we received revenue from the sale of Pfizer products of approximately $168,000. Management believes the termination of the Pfizer agreement will not have a material adverse impact on our results of operations for fiscal 2002.

     In October 2002, we added to our supplier network the Hillshire Farm and Kahn's product groups of Sara Lee Foods-USA and certain consumer products distributed by Chattem, Inc. Hillshire Farm and Kahn's are product lines of packaged meats and hams. Chattem is a manufacturer of branded consumer products, principally over-the-counter healthcare products, including Aspercreme, Gold Bond, Sportscreme, Pamprin, Dexatrim, Rejuvex and Flexall. We have been advised by Sara Lee Foods-USA, and verified with DeCA, that sales of Hillshire Farm and Kahn's products in 2001 to the commissaries we currently service amounted to approximately $950,000. We have been advised by Chattem, and verified with DeCA, that sales of Chattem's line of products in 2001 to the commissaries we currently service amounted to approximately $200,000. However, there can be no assurance that our annual sales of these products will reach such amounts, and the amount of our actual sales of Hillshire Farm and Kahn's Products and Chattem products may differ materially from the amounts sold by Sara Lee Foods-USA and Chattem, respectively, in 2001.

     Management believes our long-term success will be dependent in large part on our ability to add additional product offerings to enable us to increase our sales and revenues. However, we believe our ability to add additional product offerings is dependent on our ability to obtain additional capital to fund new business development and increased sales and marketing efforts. We are currently in discussions with a number of other manufacturers and suppliers in an effort to reach an agreement under which we can distribute their products to the military market. While there can be no assurance that we will do so, we believe we will be successful in negotiating agreements with a number of such suppliers and manufacturers.

     To date, all of our sales revenue has been generated from customers located in the United States.

     Cost of Goods Sold. Cost of goods sold consists of our cost to acquire products from manufacturers and suppliers for resale to commissaries. In instances where we sell products on a commission basis, there is no cost of goods sold because we act as an agent for the manufacturer or supplier and earn only a commission on such sales. During the year ended December 31, 2001, cost of goods sold increased by $509,355, or approximately 13.5%, to $4,279,449 from $3,770,094 for the year ended December 31, 2000. This increase was attributable primarily to the addition of new products in the 2001 fiscal year that we sell on a resale basis.

     Gross Profit. Gross profit for the year ended December 31, 2001 decreased by $138,227, or approximately 19.5%, compared to the year ended December 31, 2000, from $710,211 for the year ended December 31, 2000 to $571,984 for the year ended December 31, 2001. This decrease was attributable primarily to an increase in our inventory on hand as of December 31, 2001 compared to December 31, 2000.

     Operating Expenses. Total operating expenses aggregated approximately $1,271,223 for the year ended December 31, 2001 as compared to approximately $711,763 for the year ended December 31, 2000, representing an increase of $559,460, or approximately 44.0%. The increase in total operating expenses for the 2001 period was attributable primarily to increased professional fees of approximately $103,000 resulting primarily from the costs of the Reverse Acquisition in November 2001 and the costs of the preparation of the registration statement under the Securities Act of 1933 relating to this offering; increased occupancy expense of approximately $75,000 resulting from our move to larger office and warehouse facilities in September 2001; increased salary and wages of approximately $54,000 due primarily to the addition of office and warehouse personnel and, to a lesser extent, increased wages; increased general and administrative expenses of $284,734 due primarily to the issuance of 875,000 shares of our common stock in the fourth quarter as bonus compensation to certain employees and directors for services rendered in 2001; and increased trucking expense of approximately $42,000 due primarily to the addition of one truck and the renewal of two truck leases at higher rates.

     Interest Expense. Interest expense of $46,755 for the year ended December 31, 2001 reflected an increase of $34,634 as compared to interest expense of $12,121 for the year ended December 31, 2000. The increase in interest expense was attributable primarily to interest expense resulting from the recognition of the beneficial conversion feature (the right to convert debt into shares of our common stock at a discount to the fair market value of our common stock) of $35,000 aggregate principal amount of convertible promissory notes issued in the fourth quarter of 2001.

     Net Loss. Primarily as a result of the increased expenses discussed above, we incurred a net loss of $745,994 for the year ended December 31, 2001 as compared to a net loss of $13,673 for the year ended December 31, 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At December 31, 2001, we had a zero cash balance. Our principal source of liquidity has been borrowings. Since November 2001, we have funded our operations primarily from borrowings of approximately $410,000. In the fourth quarter of 2001 and the first and second quarters of 2002, we issued $260,000 aggregate principal amount of convertible promissory notes (the "9% Convertible Notes") that mature on December 31, 2002 and bear interest at the rate of 8% per annum prior to June 30, 2002 and 9% per annum thereafter. In April 2002, $150,000 aggregate principal amount of 9% Convertible Notes (and $2,380 accrued interest thereon) was converted by the holders into an aggregate of 1,993,573 shares of our common stock. The remaining 9% Convertible Notes are convertible at any time and from time to time by the noteholders into a maximum of 1,153,900 shares of our common stock (subject to certain anti-dilution adjustments) if the 9% Convertible Notes are not in default, or a maximum of 2,307,800 shares of our common stock (subject to certain anti-dilution adjustments) if an event of default has occurred in respect of such notes. The terms of the 9% Convertible Notes require us to register under the Securities Act of 1933 the shares our common stock issuable upon conversion of the 9% Convertible Notes not later than December 31, 2002.

     In the third quarter of 2002, we issued $105,000 aggregate principal amount of convertible promissory notes (the "8% Convertible Notes") that mature on either June 30, 2003 or July 30, 2003 and bear interest at the rate of 8% per annum. The 8% Convertible Notes are convertible at any time and from time to time by the noteholders into a maximum of 489,667 shares of our common stock (subject to certain anti-dilution adjustments). The terms of the 8% Convertible Notes require us to register under the Securities Act of 1933 the shares of our common stock issuable upon conversion of the 8% Convertible Notes not later than December 31, 2002.

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

     At December 31, 2001, we had liquid assets of $441,058, consisting of accounts receivable derived from operations, and other current assets of $279,544, consisting primarily of inventory of products for sale and/or distribution. Long term assets of $192,411 consisted primarily of warehouse equipment used in operations.

     Current liabilities of $1,369,735 at December 31, 2001 consisted of $1,047,207 of accounts payable and $260,522 for the current portion of notes payable, of which approximately $210,000 was payable to our officers or our other affiliates.

     Our working capital deficit was $649,133 as of December 31, 2001 for the reasons described above.

     We used cash of $87,386 in operating activities during the year ended December 31, 2001, primarily as a result of the net loss incurred during the periods.

     We used net cash of $123,502 in investing activities during the year ended December 31, 2001, all of which was used for capital expenditures.

     Financing activities consisting primarily of short-term borrowings provided net cash of $211,338 during the year ended December 31, 2001.

ITEM  7.  FINANCIAL  STATEMENTS

     Our financial statements for the years ended December 31, 2001 and 2000 are attached and included as a part of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Colorado Springs, Colorado, on November 4, 2002

                                  MILITARY  RESALE  GROUP,  INC.



                                  By:  /s/Ethan  D.  Hokit
                                       -------------------
                                       Ethan  D.  Hokit
                                       President  and  Chief  Operating  Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates stated:


<BTB>


     SIGNATURE                       TITLE                                   DATE

/s/Edward  T.  Whelan       Chairman  of  the  Board,                 November  4,  2002
----------------------      Chief  Executive Officer
Edward  T.  Whelan          (Principal  Executive  Officer)

/s/Ethan  D.  Hokit          President, Chief Operating Officer,      November  4, 2002
----------------------       Director (Principal Accounting Officer
Ethan D. Hokit               and Principal Financial Officer)

/s/Richard  H.  Tanenbaum    Director                                 November  4,  2002
--------------------------
Richard  H.  Tanenbaum


CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                           Pursuant to 18 U.S.C. 1350
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I,  Edward  T.  Whelan,  certify  that:

1. I have reviewed this annual report on Form 10-KSB of Military Resale Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                           By:  /s/  Edward  T.  Whelan
                                           ------------------------------------
                                           Name:   Edward  T. Whelan
                                           Title:  Chief  Executive  Officer

NOVEMBER  4,  2002

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                           Pursuant to 18 U.S.C. 1350
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I,  Ethan  D.  Hokit,  certify  that:

1. I have reviewed this annual report on Form 10-KSB of Military Resale Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                              By:  /s/  Ethan  D.  Hokit
                                   ------------------------------------
                                     Name:   Ethan D. Hokit
                                     Title:  Chief  Financial  Officer

November  4,  2002

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page

Report of Independent Auditors                                              F-2

Balance Sheets as of December 31, 2000 and 2001                             F-3

Statements of Operations for the years ended December 31, 2000 and 2001     F-4

Statements of Cash Flows for the years ended December 2000 and 2001         F-5

Statements  of  Shareholders'  Equity  for the years ended
December 31, 2000 and 2001                                                  F-6

Notes to Financial Statements                                               F-7

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

                                   MICHAEL  B.  JOHNSON  &  CO.,  LLC

                                   By:  /s/Michael  B.  Johnson
                                        -----------------------
                                           Michael  B.  Johnson

Denver,  Colorado
February  18,  2002
October  25,  2002

                               MILITARY RESALE GROUP, INC.
                                 Balance Sheets
                                  December 31,


ASSETS                                                            2001              2000
                                                                  ----              ----
CURRENT ASSETS:
      Accounts receivable -trade ......................      $   441,058       $   457,574
      Inventory .......................................          252,430            90,936
      Deposits ........................................           20,406              --
      Prepaid expenses ................................            6,708              --
                                                             -----------       -----------

Total Current Assets ..................................          720,602           548,510
                                                             -----------       -----------

FIXED ASSETS:
      Office Equipment ................................            9,121             1,691
      Warehouse Equipment .............................          203,132            83,110
      Vehicles ........................................           64,366            64,366
      Leasehold Improvements ..........................            2,440             2,440
      Software ........................................           15,609            15,609
                                                             -----------       -----------
                                                                 294,668           167,216
      Less Accumulated Depreciation ...................         (102,257)          (67,217)
                                                             -----------       -----------
         Net Fixed Assets .............................          192,411            99,999
                                                             -----------       -----------
OTHER ASSETS:
      Goodwill , net of amortization ..................             --               1,834
                                                             -----------       -----------

TOTAL ASSETS ..........................................      $   913,013       $   650,343
                                                             ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts Payable - trade ........................      $ 1,047,207       $   544,698
      Bank Overdraft ..................................            1,349            38,223
      Accrued Interest Payable ........................           60,657            23,540
      Notes Payable - current portion .................          260,522            86,073
                                                             -----------       -----------
       Total Current Liabilities ......................        1,369,735           692,534
                                                             -----------       -----------

LONG-TERM DEBT:
      Notes Payable - long-term portion ...............           91,121            17,358
                                                             -----------       -----------
      Total Long-term Debt ............................           91,121            17,358
                                                             -----------       -----------

TOTAL LIABILITIES .....................................        1,460,856           709,892
                                                             -----------       -----------

STOCKHOLDERS' EQUITY:
      Common Stock, par value $.0001, 60,000,000 shares
      7,505,004 and 5,360,000 issued and outstanding at
       December 31, 2001 and 2000 respectively ........              750               536
      Additional Paid-In Capital ......................          407,150           149,664
      Retained Deficit ................................         (955,743)         (209,749)
                                                             -----------       -----------
      Total Stockholders' Equity ......................         (547,843)          (59,549)
                                                             -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............      $   913,013       $   650,343
                                                             ===========       ===========


The accompanying notes are an integral part of the financial statements.

                          MILITARY RESALE GROUP, INC.
                            Statement of Operations
                        for the years ended December 31,



                                      2001              2000
                                      ----              ----

REVENUES:
Gross Sales ................      $ 4,560,347       $ 4,032,275
Commissions sales - net ....          291,086           448,030
                                  -----------       -----------

 Total Revenues ............        4,851,433         4,480,305
                                  -----------       -----------

COST OF GOODS SOLD .........       (4,279,449)       (3,770,094)
                                  -----------       -----------

GROSS PROFIT ...............          571,984           710,211
                                  -----------       -----------
OPERATING EXPENSES:
Salary & payroll taxes .....          415,525           361,623
Professional Fees ..........          153,856            50,795
Occupancy ..................          155,503            80,805
General and administrative .          333,881            49,147
Amortization/Depreciation ..           36,874            36,039
Lease and auto/truck expense          175,584           133,354
                                  -----------       -----------
Total Expenses .............        1,271,223           711,763
                                  -----------       -----------

NET LOSS FROM OPERATIONS ...         (699,239)           (1,552)
                                  -----------       -----------

OTHER INCOME/(EXPENSES)
Interest expense ...........          (46,755)          (12,121)
                                  -----------       -----------

NET LOSS ...................      $  (745,994)      $   (13,673)
                                  ===========       ===========

Per Share Information:
Weighted average number
of common shares outstanding        5,644,584         5,360,000
                                  -----------       -----------

Net Loss per common share ..      $     (0.13)      $     (0.01)
                                  ===========       ===========




    The accompanying notes are an integral part of the financial statements.

                          MILITARY RESALE GROUP, INC.
                  Statement of Stockholders' Equity (Deficit)


                                                     Common Stock             Additional      Retained        Total
                                                  ---------------------        Paid-In        Earnings      Stockholders'
                                                 Shares         Amount         Capital       (Deficit)        Equity
--------------------------------------------     ------         ------   -------------   -------------   -------------
Balance, October 6, 1997 ...............           --        $    --        $    --         $    --         $    --

Issuance of common stock for cash ......        800,000             80            120            --               200
Net loss for period ended ..............           --             --             --            (6,756)         (6,756)
                                              ---------      ---------      ---------       ---------       ---------
Balance, December 31, 1997 .............        800,000             80            120          (6,756)         (6,556)
                                              ---------      ---------      ---------       ---------       ---------
Issuance of common stock for cash ......         40,000              4         14,996            --            15,000
Issuance of common stock for services ..      3,000,000            300           (300)           --              --
Net loss for year ended ................           --             --             --           (43,372)        (43,372)
                                              ---------      ---------      ---------       ---------       ---------
Balance, December 31, 1998 .............      3,840,000            384         14,816         (50,128)        (34,928)
                                              ---------      ---------      ---------       ---------       ---------
Issuance of common stock ...............      1,520,000            152        134,848            --           135,000
Net loss for year ended ................           --             --             --          (145,948)       (145,948)
                                              ---------      ---------      ---------       ---------       ---------
Balance, December 31, 1999 .............      5,360,000            536        149,664        (196,076)        (45,876)
                                              ---------      ---------      ---------       ---------       ---------

Net loss for year ended ................           --             --             --           (13,673)        (13,673)
                                              ---------      ---------      ---------       ---------       ---------
Balance, December 31, 2000 .............      5,360,000            536        149,664        (209,749)        (59,549)
                                              ---------      ---------      ---------       ---------       ---------

Issuance of common stock for services ..        875,000             87        253,663            --           253,750
Acquisition of Bactrol Technologies, Inc      1,270,004            127          3,823            --             3,950
Net loss for year ended ................           --             --             --          (745,994)       (745,994)
                                              ---------      ---------      ---------       ---------       ---------
Balance, December 31, 2001 .............      7,505,004      $     750      $ 407,150       $(955,743)      $(547,843)
                                              ---------      ---------      ---------       ---------       ---------


The accompanying notes are an integral part of the financial statements.

                          MILITARY RESALE GROUP, INC.
                            Statement of Cash Flows
                        For the years ended December 31,

                                                             2001             2000
                                                             ----             ----
Cash Flows from Operating Activities:
       Net Loss ....................................      $(745,994)      $ (13,673)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation ..............................         35,040          35,039
         Amortization ..............................          1,834           1,000
         Stock issued for services .................        253,750            --
         Changes in Assets & Liabilities:
         Decrease (Increase) in accounts receivable          16,516        (157,932)
         (Increase) in inventory ...................       (161,494)           (202)
         Increase in prepaid expenses ..............         (6,708)           --
         Increase in notes receivable ..............        (20,406)           --
         Increase in accounts payable ..............        502,509         135,130
         Increase in accrued expenses ..............         37,117           7,758
                                                          ---------       ---------
Net Cash Used In Operating Activities ..............        (87,836)          7,120
                                                          ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
       Acquisition of business .....................          3,950            --
       Purchase of fixed assets ....................       (127,452)        (14,515)
                                                          ---------       ---------
Cash Flows Used In Investing Activities ............       (123,502)        (14,515)
                                                          ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
       Bank overdraft ..............................        (36,874)         38,223
       Short-term borrowings .......................        248,212            --
       Note principal payments .....................           --           (34,604)
                                                          ---------       ---------
Cash Flows Provided By Financing Activities ........        211,338           3,619
                                                          ---------       ---------

Net (Decrease) Increase in Cash and Cash Equivalents           --            (3,776)

Cash and Cash Equivalents at Beginning of Period ...           --             3,776
                                                          ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .........      $    --         $    --
                                                          =========       =========


SUPPLEMENTAL INFORMATION:
       Interest Paid ...............................      $   9,263       $   4,365
                                                          =========       =========
       Income Taxes Paid ...........................      $    --         $    --
                                                          =========       =========



The accompanying notes are an integral part of the financial statements.

                           MILITARY RESALE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE  1  -  GENERAL
            -------

THE  COMPANY

     On October 15, 2001, the Company, formerly Bactrol Technologies, Inc. and Military Resale Group, Inc. ("MRG"), a Maryland corporation which was formed on October 6, 1997 executed a Stock Purchase Agreement pursuant to which 98.2% of MRG's stock was effectively exchanged for a controlling interest in a publicly held "shell" corporation that concurrently changed its name to Military Resale Group, Inc. This transaction is commonly referred to as a 'reverse acquisition." For financial accounting purposes, this transaction has been treated as the issuance of stock for the net monetary assets of the Company, accompanied by a recapitalization of MRG with no goodwill or other intangible assets recorded.

     For financial reporting purposes, MRG is considered the acquirer, and therefore, the historical operating results of Bactrol Technologies, Inc. are not presented.


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:
            -----------------------------------------------

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

REVENUE  RECOGNITION

          The Company's revenues are derived in either one of two ways: resale revenue or commission revenue.

     Resale Revenue. In the majority of instances, the Company purchases products from manufacturers and suppliers for resale to the commissaries its services. Revenue is recognized in the amount of the gross sales amount received by the Company (subject to an appropriate provision for returns and allowances from such sales), which includes (i) the purchase price paid by the commissary plus (ii) a negotiated storage and delivery fee paid by the manufacturer or supplier. The Company records revenue on a gross sales basis because the Company
(a) is the primary obligor in the transaction as it is responsible for fulfillment of the order and for the customer's acceptance of the goods or services sold, (b) bears inventory risk (it takes title to the goods before the customer's order is placed or upon the customer's return), and (c) bears physical loss of inventory risk.

     Commission Revenue. In the remaining instances, the Company acts as an agent for the manufacturer or supplier of the products it sells, and earns a commission paid by the manufacturer or supplier, generally in an amount equal to a percentage of the manufacturer's or supplier's gross sales amount. In such cases, revenue is recognized on the date goods are shipped in the amount of the commission received by the Company on the gross sales amount.

     The Company recognizes both resale revenue and commission revenue on the date goods are shipped because title to the goods passes, and the payment obligation of the customer or supplier to the Company arises, upon shipment of the goods to the commissaries.

     The Company believes that adoption of Staff Accounting Bulletin (SAB) 101- "Revenue Recognition in Financial Statements" had no effect on its financial statements.

COMPENSATORY  EQUITY  ISSUANCES

     The Company applies the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) for options granted to employees, directors and non-employees. As allowed under the provisions of SFAS No. 123, the Company applies Accounting Principal Board Opinion No. 25 and related interpretations, in accounting for its stock plans.

     Information  with  respect  to  all  stock  options  is  summarized  below:

                                                      Weighted
                                    2001  Plan     Average  Exercise
                                      Options            Price
                                    ----------     ------------------
Outstanding at December 31, 2000
Granted                              1,000,000        $0.50
Exercised                                    0            0
Expired                                              0            0
                                    ----------     --------
Outstanding at December 31, 2001     1,000,000        $0.50
                                    ==========     ========


     On August 1, 2001, in connection with a consulting arrangement, the Company, issued options to purchase 1,000,000 shares of common stock at an exercise price of $0.50 per share, which price was in excess of the fair market value of the common stock on the date of grant. The options expired on August 1, 2002. As none of such options were exercised prior to expiration, no amounts have been accrued in respect of such options.

     In 2001, the Company issued 875,000 shares of its restricted common stock to participating employees based upon salary levels and minimum service requirements. Compensation costs of $0.29 per share (representing the closing bid price on the date of issuance of $0.32 per share less a discount of approximately 10% due to the fact that such shares were " restricted stock" and were subject to statutory transfer restrictions on the date of issue) have been charged against operations for 2001.

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

NOTE  2      INVENTORY
             ---------

     Inventories at December 31, 2001 by major classification, were comprised of the following:

          Finished  goods                                $252,430
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

SEGMENT  INFORMATION

     The Company operates primarily in a single operating segment, distributing and marketing resale grocery products to military commissaries.

NOTE  3  -  NOTES  PAYABLE
            --------------

     The  following  is  a  summary  of  notes  payable as of December 31, 2001:


<BTB>
          Note  payable  to  finance  company,  collateralized  by auto, monthly
          payments  of  $1,053,  maturity  date  -  June  2003                       $  18,240
          Note  payable to investment company, unsecured loan, 10% interest, Due
          on  demand                                                                    60,000
          Note  payable  -  freezer,  secured  by property leased, 19% interest,
          Maturity  dated  October  2006                                                72,266
          Note  payable  -  cooler,  secured  by  property leased, 24% interest,
          Maturity  date  November  2004                                                31,137
          Convertibles  Notes,  unsecured  loan,  8%  interest,  maturity  date
          December  31,  2002                                                           35,000
          Notes  payable,  unsecured,  8%  interest,  due  on  demand                  135,000
                                                                                     ==========
                                                                                       351,643
          Less:  Current  Portion                                                     (260,522)
                                                                                     ----------
     Total  Long-Term  Debt                                                          $  91,121
                                                                                     ==========


Maturities  of  long-term  debt  at  December  31,  2001,  were  as  follows:

                        2002       $260,522
                        2003         28,963
                        2004         25,807
                        2005         17,311
                        2006         19,040
                                   --------
                       Total       $351,643
                                   ========

     The terms of the Company's convertible notes provide generally, that, if the convertible notes are not in default, the holders may convert, at any time and from time to time, all or a portion of the outstanding balance under each convertible note into a number of shares (subject to certain anti-dilution adjustments) of the Company's common stock that will allow the noteholder to receive common stock having a market value equal to 150% of the converted balance of the note. If an event of default has occurred in respect of such convertible notes, the holder may convert the outstanding balance into a number of shares (subject to certain anti-dilution adjustments) of the Company's common stock equal to twice the number of shares the holder would have otherwise received if the convertible notes were not in default. Among other events of default, the terms of the convertible notes require the Company to register under the Securities Act of 1933 the shares its common stock issuable upon conversion of the convertible notes not later than December 31, 2002.

     The Company follows EITF 98-5 in accounting for convertible notes with "beneficial conversion features" (i.e., the notes may be converted into common stock at the lower of a fixed rate at the commitment date or a fixed discount to the market price of the underlying common stock at the conversion date). Because the Company's convertible notes contained a beneficial conversion feature on the date of issuance, the Company measured and recognized the intrinsic value of the beneficial conversion feature of the convertible notes when the convertible notes were issued. During the year ended December 31, 2001, interest expense of $35,000 (representing the aggregate proceeds to the Company from convertible notes issued during such period), was recognized as the intrinsic value of the beneficial conversion feature of the convertible notes that were issued during such period.

NOTE  4  -  COMMITMENTS  AND  CONTIGENCIES
          --------------------------------

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
                        --------
                        $922,395
                        ========

NOTE  5-  CAPITAL  STOCK  TRANSACTION
          ---------------------------

     On May 24, 1999, the Company's Board of Directors and shareholders approved the following capital stock transaction: authorizing a 40,000-to-1 split of common stock. On October 15, 2001, the Company's Board of Directors and shareholders authorized increasing the number of authorized common shares to 60,000,000 and designating a par value of $.0001 per share for the Common Stock. All shares and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to give effect to the stock splits and new par value per share.

NOTE  6-  CONCENTRATION  OF  RISK
          -----------------------

     The Company's revenues from military commissary sales provide approximately ninety eight percent of their base of operations. Management believes that concentration of customers with respect to risk is minimal due to the sales being primary through government contracts.

NOTE  7-  INCOME  TAXES
          -------------

     Significant components of the Company's deferred tax liabilities and assets at December 31, 2001 are as follows:

     Deferred  Tax  Assets
          Net  Operating  Loss  Carryforwards            $955,743
          Less  Valuation  Allowance                     (955,743)
                                                         ---------
          Total  Deferred  Tax  Assets                   $      -
                                                         =========

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
            --------------

     The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company's current liabilities exceed current assets by $649,133 and the Company lost $745,994 in operations in 2001.

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

NOTE  9  -  RELATED  PARTY  TRANSACTIONS
            ----------------------------

CONSULTING  AGREEMENTS

     In February 2001, the Company entered into a (11) eleven month consulting agreement with Edward Whelan , chairman of Board and principal shareholder, and Edward Meyer, Jr., one of the principals shareholders. In consideration for consulting services rendered, the Company issued 145,000 shares of common stock to each individual.

     In January 2002, the Company entered into a one-year business consulting agreement with Edward Whelan and Edward Meyer, Jr. for the provision of marketing and managerial consulting services. In consideration of the services to be rendered by Messrs. Whelan and Meyer, the Company will issue in respect of each month the number of shares determined by dividing $12,000 by the product of 80% and the average closing bid price for the Company's common stock during such month.

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

     In December 2001, the Company issued $35,000 aggregate principal amount of convertible notes to two purchasers. Such notes are convertible at any time and from time to time by the noteholders into a maximum of 367,150 shares of the Company's common stock (subject to certain anti-dilution adjustments) if such convertible notes are not in default, or a maximum of 734,300 shares of the Company's common stock (subject to certain anti-dilution adjustments) if an event of default has occurred in respect of such convertible notes. The terms of such convertible notes require the Company to register under the Securities Act of 1933 the shares its common stock issuable upon conversion of such convertible notes not later than December 31, 2002.