Form 10QSB/A
period 2002-03-31
MILITARY RESALE GROUP INC
filed 2002-11-05
CIK 1088436

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10QSB/A
                                 Amendment No. 1
(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

     [ ]  TRANSITION  REPORT  UNDER  SECTION  13 OR 15(d)  OF THE  SECURITIES
          EXCHANGE   ACT  OF  1934  For  the   transition   period   from:
          ____________________  to  ____________________________

                        Commission File Number 000-26463
                                        ----------------

                           MILITARY RESALE GROUP, INC.
                           ---------------------------
           (Name of small business issuer as specified in its charter)

                        New York                     11-2665282

    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or  organization)


                              2180 Executive Circle
                        Colorado Springs, Colorado 80906
                        --------------------------------
                    (Address of principal executive offices)

                                 (719) 391-4564
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2002, there were 7,878,554 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                           MILITARY RESALE GROUP, INC.

                                  FORM 10-QSB/A
                                 Amendment No. 1

                                      INDEX
                                                                                Page No.
INTRODUCTORY NOTE...........................................................................       ii

PART I.         Financial Information

Item 1.         Financial Statements

                Balance Sheets - March 31, 2002 and  December 31, 2001......................        1

                Statements of Operations - Three months ended March 31, 2002 and 2001.......        2

                Statement of Stockholders' Deficit - From October 6, 1997
                (inception) through March 31, 2002..........................................        3

                Statements of Cash Flows - Three months ended March 31, 2002
                and 2001....................................................................        4

                Notes to Financial Statements...............................................        5


Item 2.         Management's Discussion and Analysis or Plan of Operation...................        6

Signatures      ............................................................................       11

                                INTRODUCTORY NOTE

     We are filing this Form 10-QSB/A in order to amend and restate the information disclosed in Items 1 and 2 of Part I. The principal changes we made were as follows: (i) we revised our statement of operations to recognize additional interest expense relating to the beneficial conversion feature of $205,000 aggregate principal amount of convertible promissory notes that were issued in the three months ended March 31, 2002 and (ii) we revised the manner in which we accounted for the issuance of shares of our common stock in the three months ended March 31, 2002 to certain consultants of the Company, including Edward T. Whelan, our Chief Executive Officer. This Form 10-QSB/A does not necessarily reflect events occurring after the filing of the original Form 10-QSB.
                                       ii











































































                           MILITARY SALES GROUP, INC.
                                 Balance Sheets
                                  (Unuadited)


                                                                         March 31,           December 31,
ASSETS                                                                     2002                  2001
                                                                         --------            ------------
Current Assets
 Cash ......................................................          $    54,581           $      --
 Accounts receivable - trade ...............................              384,233               441,058
 Prepaids ..................................................                3,229                 6,708
 Inventory .................................................              315,834               252,430
 Deposits ..................................................               23,218                20,406
                                                                      -----------           -----------
  Total Currents Assets ....................................              781,095               720,602
                                                                      -----------           -----------

Fixed Assets:
 Office equipment ..........................................                2,741                 9,121
 Warehouse equipment .......................................              205,044               203,132
 Vehicles ..................................................               64,366                64,366
 Leasehold improvements ....................................                2,440                 2,440
 Software ..................................................               15,609                15,609
                                                                      -----------           -----------
                                                                          290,200               294,668
 Less accumulated depreciation .............................             (112,883)             (102,257)
                                                                      -----------           -----------
  Net Fixed Assets .........................................              177,317               192,411
                                                                      -----------           -----------

TOTAL ASSETS ...............................................          $   958,412           $   913,013
                                                                      ===========           ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable - trade ..................................          $ 1,039,543           $ 1,047,207
 Accrued expenses ..........................................               31,000                  --
 Accrued interest payable ..................................              265,657                60,657
 Bank overdraft ............................................                 --                   1,349
 Notes payable - current portion ...........................              387,535               260,522
                                                                      -----------           -----------
  Total Current Liabilities ................................            1,723,735             1,369,735
                                                                      -----------           -----------

Long-term debt
Notes payable ..............................................               83,460                91,121
                                                                      -----------           -----------
  Total Long-term debt .....................................               83,460                91,121
                                                                      -----------           -----------

  Total Liabilities ........................................            1,807,195             1,460,856
                                                                      -----------           -----------


Stockholders' Equity
 Common stock, par value $.001, 60,000,000 shares
  authorized, 7,878,004 and 7,505,004 issued and outstanding
  at March 31, 2002 and December 31, 2001, respectively ....                  788                   750
 Additional paid-in capital ................................              522,177               407,150
 Retained deficit ..........................................           (1,371,748)             (955,743)
                                                                      -----------           -----------
  Total Stockholders' Equity ...............................             (848,783)             (547,843)
                                                                      -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................          $   958,412           $   913,013
                                                                      ===========           ===========

See accountant's review report.

                           MILITARY SALES GROUP, INC.
                            Statement of Operations
                                  (Unaudited)

                                               For the Three Months Ended
                                                        March 31,
                                               --------------------------
                                                 2002                  2001
                                                 ----                  ----
REVENUES:
Gross Sales ......................          $ 1,357,584           $ 1,024,983
Commission sales - net ...........               59,674                65,424
                                            -----------           -----------
Total Revenues ...................            1,417,258             1,090,407
                                            -----------           -----------
COST OF GOODS SOLD: ..............            1,238,921               971,418
                                            -----------           -----------

GROSS PROFIT .....................              178,337               118,989
                                            -----------           -----------

EXPENSES:
 Salary and payroll taxes ........               90,165               100,504
 Professional fees ...............               93,000                 7,770
 Occupancy .......................               55,262                26,313
 General and administrative ......              109,710                46,171
 Amortization/depreciation .......               10,627                 8,760
 Lease and auto/truck expense ....               24,408                25,628
                                            -----------           -----------
  Total Operating Expenses .......              383,172               215,146
                                            -----------           -----------
OTHER REVENUES & EXPENSES:
 Interest expense ................             (211,170)               (1,265)
 Interest income .................                 --                    --
                                            -----------           -----------
   Total Other Revenues & Expenses             (211,170)               (1,265)
                                            -----------           -----------

NET LOSS .........................          $  (416,005)          $   (97,422)
                                            ===========           ===========
Per share information
   Weighted average number
     of common shares outstanding             7,705,004             5,360,000
                                            ===========           ===========
Net Loss per common share ........          $     (0.05)          $     (0.02)
                                            ===========           ===========


See accountant's review report.

                           MILITARY SALES GROUP, INC.
                       Statement of Stockholders' Equity
                                  (Unaudited)


                                                    Common Stock               Additional                           Total
                                             ---------------------------        Paid-In          Retained         Stockholders'
                                                Shares         Amount           Capital          Deficit            Equity
                                             --------------  -----------      -----------        --------         -------------
Balance -October 6, 1997                                 -   $        -   $           -    $            -     $          -

Issuance of common stock for cash ...          800,000               80              120              --                 200
Net loss ............................             --               --               --              (6,756)           (6,756)
                                           -----------      -----------      -----------       -----------       -----------
Balance - December 31, 1997 .........          800,000               80              120            (6,756)           (6,556)
                                           -----------      -----------      -----------       -----------       -----------


Issuance of common stock for cash ...           40,000                4           14,996              --              15,000

Issuance of common stock for services        3,000,000              300             (300)             --                --
Nel loss ............................             --               --               --             (43,372)          (43,372)
                                           -----------      -----------      -----------       -----------       -----------
Balance - December 31, 1998 .........        3,840,000              384           14,816           (50,128)          (34,928)
                                           -----------      -----------      -----------       -----------       -----------
Issuance of common stock for cash ...        1,520,000              152          134,848              --             135,000
Nel loss ............................             --               --               --            (145,948)         (145,948)
                                           -----------      -----------      -----------       -----------       -----------
Balance - December 31, 1999 .........        5,360,000              536          149,664          (196,076)          (45,876)
                                           -----------      -----------      -----------       -----------       -----------
Net loss ............................             --               --               --             (13,673)          (13,673)
                                           -----------      -----------      -----------       -----------       -----------
Balance - December 31, 2000 .........        5,360,000              536          149,664          (209,749)          (59,549)
                                           -----------      -----------      -----------       -----------       -----------
Stock issued for services ...........          875,000               87          253,663              --             253,750
Stock issued for subsidiary .........        1,270,004              127            3,823              --               3,950
Net loss ............................             --               --               --            (745,994)         (745,994)
                                           -----------      -----------      -----------       -----------       -----------
Balance - December 31, 2001 .........        7,505,004              750          407,150          (955,743)         (547,843)
                                           -----------      -----------      -----------       -----------       -----------
Stock issued for services ...........          300,000               31           92,969              --              93,000
Stock issued for services ...........           73,550                7           22,058              --              22,065
Net loss ............................             --               --               --            (416,005)         (416,005)
                                           -----------      -----------      -----------       -----------       -----------
Balance - March 31, 2002 ............        7,878,554      $       788      $   522,177       $(1,371,748)      $  (848,783)
                                           ===========      ===========      ===========       ===========       ===========



See accountant's review report.

                           MILITARY SALES GROUP, INC.
                            Statement of Cash Flows
                                  (Unaudited)

                                                            For the Three Months Ended
                                                                     March 31,
                                                            ---------------------------
                                                               2002              2001
                                                               ----              ----
Cash Flows from Operating Activities:
  Net Loss .........................................        $(416,005)        $ (97,422)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization ...................           10,626             9,009
   Stock issued for services .......................          115,065              --
    Loss on disposal of equipment ..................            6,380              --
   Changes in assets and liabilities:
    (Increase) Decrease in accounts receivable .....           56,825            98,039
    Decrease (Increase) in prepaids ................            3,479              --
    Increase (Decrease) in deposits ................           (2,812)             --
    (Increase) Decrease in inventory ...............          (63,404)            6,615
    (Decrease) in accounts payable .................           (7,664)          (38,110)
    Increase (Decrease) in accrued expenses ........          236,000             1,578
                                                            ---------         ---------
Net Cash Used in Operating Activities ..............          (61,510)          (20,291)
                                                            ---------         ---------
Cash Flows from Investing Activities
  Capital expenditures .............................           (1,912)             --
                                                            ---------         ---------
Cash Flows Used in Investing Activities ............           (1,912)             --
                                                            ---------         ---------
Cash Flows from Financing Activities:
  Bank overdraft ...................................           (1,349)           29,301
 Proceeds from sale of stock .......................             --                --
 Proceeds (payments) from notes payable - net ......          119,352            (9,010)
                                                            ---------         ---------
Cash Flows Provided by Financing Activities ........          118,003            20,291
                                                            ---------         ---------

Net Increase (Decrease) in cash and cash equivalents           54,581              --

Cash and cash equivalents - beginning of period ....             --                --
                                                            ---------         ---------
Cash and cash equivalents - end of period ..........        $  54,581         $    --
                                                            =========         =========

Supplemental information:
    Cash paid for interest .........................        $   6,170         $   1,265
                                                            =========         =========
    Cash paid for income taxes .....................        $    --           $    --
                                                            =========         =========

See accountant's review report.

NOTE 1 - GENERAL

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


NOTE 3 - INVENTORY

Inventory of as March 31, 2002 consisted of the following:

         Finished Goods                              $315,834
                                                      -------
                                                     $315,834

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

CERTAIN STATEMENTS IN THIS REPORT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE WORDS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND" AND "PLAN" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE THE STATEMENT WAS MADE. BECAUSE OUR COMMON STOCK IS CONSIDERED A "PENNY STOCK," AS DEFINED BY THE REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION, THE SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS DOES NOT APPLY TO STATEMENTS BY OUR COMPANY.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     REVENUE. Total revenue for the three months ended March 31, 2002 of $1,417,258 reflected an increase of $326,851, or approximately 30%, compared to sales of $1,090,407 for the three months ended March 31, 2001. Our revenues are derived in either one of two ways. In the majority of instances, we purchase products from manufacturers and suppliers for resale to the commissaries we service. In such cases, we resell the manufacturer's or supplier's products to the commissaries at generally the same prices we pay for such products, which prices generally are negotiated between the manufacturer or supplier and the Defense Commissary Agency ("DeCA"). Revenue is recognized as the gross sales amount received by us from such sales ("resale revenues"), which includes (i) the purchase price paid by the commissary plus (ii) a negotiated storage and delivery fee paid by the manufacturer or supplier. In the remaining instances, we act as an agent for the manufacturer or supplier of the products we sell, and earn a commission paid by the manufacturer or supplier, generally in an amount equal to a percentage of the manufacturer's or supplier's gross sales amount ("commission revenues"). In such cases, revenue is recognized as the commission we receive on the gross sales amount.

     Resale revenue for the three months ended March 31, 2002 of $1,357,584 reflected an increase of $332,601, or approximately 32%, compared to resale revenue of $1,024,983 for the three months ended March 31, 2001. For the three months ended March 31, 2002, approximately 67% of our gross profit was derived from sales involving resale revenue compared to approximately 45% for the three months ended March 31, 2001. These increases were attributable primarily to the addition of the new products we began supplying to commissaries during the fourth quarter of fiscal 2001, including Slimfast, L'eggs, Bush Beans and Rayovac Batteries, and during the first quarter of fiscal 2002, including a line of feminine hygiene products and a line of infant feeding products supplied by Playtex Products, Inc., which we sell on a resale basis, as well as the implementation of our long-term strategy to increase our ratio of sales of products we sell on a resale basis, rather than a commission basis, due to the payment discounts we often receive from the manufacturers and suppliers of the goods we purchase for resale.

     Commission revenue for the three months ended March 31, 2002 of $59,674 reflected a decrease of $5,750, or approximately 9%, compared to commission revenue of $65,424 for the three months ended March 31, 2001. For the three months ended March 31, 2002, approximately 33% of our gross profit was derived from sale involving commission revenue compared to approximately 55% for the three months ended March 31, 2001. These decreases were attributable primarily to the implementation of our long-term strategy to increase our ratio of sales of products sold on a resale basis, rather than a commission basis. We cannot be certain as to whether or not these trends will continue; however, in the long term we are seeking to increase the ratio of our sales of products sold on a resale basis, rather than a commission basis, because we believe we can increase our profitability on such sales by taking advantage of payment discounts frequently offered by the manufacturers and suppliers of such products. To do so, we intend to continue to seek to add new products that we can offer to commissaries on a resale basis from our existing manufactures and suppliers and from others with whom we do not currently have a working relationship.

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

     COST OF GOODS SOLD. Cost of goods sold consists of our cost to acquire products from manufacturers and suppliers for resale to commissaries. In instances where we sell products on a commission basis, there is no cost of goods sold because we act as an agent for the manufacturer or supplier and earn only a commission on such sales. During the three months ended March 31, 2001, cost of goods sold increased by approximately $267,503, or approximately 27.5%, to $1,238,921 from $971,418 for the three months ended March 31, 2001. This increase was attributable primarily to the addition of new products that we sell on a resale basis. We cannot be certain as to whether or not this trend will continue; however, in the long term we are seeking to increase the ratio of our sales on a resale basis, as discussed above.

     GROSS PROFIT. Gross profit for the three months ended March 31, 2002 increased by approximately $59,348, or approximately 50%, compared to the three months ended March 31, 2001, from $118,989 for the three months ended March 31, 2001 to $178,337 for the year ended March 31, 2002. This increase was attributable primarily to the addition of new products that we purchase for resale to the commissaries we service.

     OPERATING EXPENSES. Total operating expenses aggregated $383,172 for the three months ended March 31, 2002 as compared to $215,146 for the three months ended March 31, 2001, representing an increase of $168,026, or approximately 78%. The increase in total operating expenses for the three month period ended March 31, 2002 was attributable primarily to increased professional fees of $85,230 resulting primarily from the costs of the preparation of a registration statement under the Securities Act of 1933 relating to a proposed offering of equity securities; increased occupancy expense of $28,949, or approximately 110%, resulting from our move to larger office and warehouse facilities in September 2001 and increased general and administrative expenses of $63,539, or approximately 130%, resulting primarily from increased premiums on health and workers' compensation insurance and the issuance of shares of our common stock for consulting services rendered to the Company.

     INTEREST EXPENSE. Interest expense of $211,170 for the three months ended March 31, 2002 reflected an increase of $209,905 as compared to interest expense of $1,265 for the three months ended March 31, 2001. The increase in interest expense was attributable primarily to interest expense resulting from the recognition of the beneficial conversion feature (the right to convert debt into shares of our common stock at a discount to the fair market value of our common stock) of $205,000 aggregate principal amount of convertible promissory notes issued in the first quarter of 2002.


     NET LOSS. For the reasons discussed above, we incurred a net loss of $416,005 for the three months ended March 31, 2002 as compared to a net loss of $97,182 for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, we had a cash balance of $54,581. Our principal source of liquidity has been borrowings. Since November 2001, we have funded our operations primarily from borrowings of approximately $410,000. In the fourth quarter of 2001 and the first and second quarters of 2002, we issued $260,000 aggregate principal amount of convertible promissory notes (the "9% Convertible Notes") that mature on December 31, 2002 and bear interest at the rate of 8% per annum prior to June 30, 2002 and 9% per annum thereafter. In April 2002, $150,000 aggregate principal amount of 9% Convertible Notes (and $2,380 accrued interest thereon) was converted by the holders into an aggregate of 1,993,573 shares of our common stock. The remaining 9% Convertible Notes are convertible at any time and from time to time by the noteholders into a maximum of 1,153,900 shares of our common stock (subject to certain anti-dilution adjustments) if the 9% Convertible Notes are not in default, or a maximum of 2,307,800 shares of our common stock (subject to certain anti-dilution adjustments) if an event of default has occurred in respect of such notes. The terms of the 9% Convertible Notes require us to register under the Securities Act of 1933 the shares our common stock issuable upon conversion of the 9% Convertible Notes not later than December 31, 2002.

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

     At March 31, 2002, we had liquid assets of $438,814, consisting of cash and accounts receivable derived from operations, and other current assets of $342,281, consisting primarily of inventory of products for sale and/or distribution. Long term assets of $177,317 consisted primarily of warehouse equipment used in operations.

     Current liabilities of $1,723,735 at March 31, 2002 consisted of $1,039,543 of accounts payable and $387,535 for the current portion of notes payable, of which approximately $210,000 was payable to our officers or our other affiliates.

     Our working capital deficit was $942,640 as of March 31, 2002 for the reasons described above.

     We used cash of $61,510 in operating activities during the three months ended March 31, 2002, primarily as a result of the net loss incurred during the period.

     We used net cash of $1,912 in investing activities during the three months ended March 31, 2002, all of which was used for capital expenditures.

     Financing activities consisting primarily of short-term borrowings provided net cash of $118,003 during the three months ended March 31, 2002. Subsequent to March 31, 2002, we borrowed an additional $125,000 pursuant to the issuance of 8% Convertible Notes and 9% Convertible Notes.






                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Colorado Springs, Colorado on November 4, 2002.

                                         MILITARY RESALE GROUP, INC.


                                         By:    /S/ ETHAN D. HOKIT
                                                ------------------------------
                                         Name:  Ethan D. Hokit
                                         Title: President  and  Chief
                                                Operating  Officer  (Principal
                                                Accounting Officer and Principal
                                                Financial Officer)

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                           Pursuant to 18 U.S.C. 1350
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)


I, Edward T. Whelan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Military Resale Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                          By:    /S/ EDWARD T. WHELAN
                                                 --------------------
                                          Name:  Edward T. Whelan
                                          Title: Chief Executive Officer

November 4, 2002

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                           Pursuant to 18 U.S.C. 1350
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)


I, Ethan D. Hokit, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Military Resale Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                       By:   /S/ ETHAN D. HOKIT
                                             ------------------
                                       Name: Ethan D. Hokit
                                      Title: Chief Financial Officer

November 4, 2002