Form 10QSB/A
period 2002-06-30
MILITARY RESALE GROUP INC
filed 2002-11-05
CIK 1088436

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10QSB/A
                                 Amendment No. 2
(Mark  One)
               QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES  EXCHANGE  ACT  OF  1934
       [X]     For  the  quarterly  period  ended  June  30,  2002

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       [ ]     For  the  transition  period  from               to
                                                   ------------    ------------

                        Commission File Number 000-26463
                                               ---------

                           MILITARY RESALE GROUP, INC.
           (Name of small business issuer as specified in its charter)
           -----------------------------------------------------------

          New York                                       11-2665282
-----------------------------------          -----------------------------------
(State or other jurisdiction of              I.R.S. Employer Identification No.
incorporation or organization)

                              2180 Executive Circle
                        Colorado Springs, Colorado 80906
                    (Address of principal executive offices)
                    ----------------------------------------

                                 (719) 391-4564
                           (Issuer's telephone number)
                           ---------------------------

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

                           MILITARY RESALE GROUP, INC.

                                  FORM 10QSB/A
                                 AMENDMENT NO. 2

                                      INDEX

                                                                  Page  No.
             INTRODUCTORY  NOTE
PART  I.     Financial  Information                                         ii

Item  1.     Financial  Statements

             Balance Sheets - June 30, 2002 and December 31, 2001            1


                  Statements  of  Operations - Three months and six months
             ended June 30, 2002 and 2001                                    2


             Statement  of  Stockholders'  Deficit - From October 6,
             1997 (inception) through June 30, 2002                          3

             Statements of Cash Flows - Six months ended June 30, 2002
             and 2001                                                        4

             Notes to Financial Statements                                   5


 Item 2.     Management's Discussion and Analysis or Plan of Operation       6


Signatures                                                                  13

                               INTRODUCTORY NOTE

     We are filing this Form 10-QSB/A in order to amend and restate the information disclosed in Items 1 and 2 of Part I. The principal changes we made were as follows: (i) we revised our statement of operations for the three and six month periods ended June 30, 2002 (x) to eliminate the recognition of certain interest expense for the beneficial conversion feature of $150,000 aggregate principal amount of convertible promissory notes that were converted into shares of our common stock in the second quarter of 2002 and (y) to include interest expense for the beneficial conversion feature of $20,000 and $225,000 aggregate principal amount of convertible promissory notes that were issued in the three and six month periods ended June 30, 2002, respectively, and (ii) we revised the manner in which we accounted for the issuance of shares of our common stock in the three months ended June 30, 2002 to certain consultants of the Company, including Edward T. Whelan, our Chief Executive Officer. This Form 10-QSB/A does not necessarily reflect events occurring after the filing of Amendment No. 1 to Form 10-QSB for the quarter ended June 30, 2002.

ITEM  1.  FINANCIAL  INFORMATION

                          MILITARY RESALE GROUP, INC.
                                 Balance Sheets
                                  (unuadited)

                                                                       June 30,        December 31,
ASSETS                                                                   2002              2001
                                                                         ----              ----
Current Assets
 Cash .......................................................      $     6,079       $      --
 Accounts receivable - trade ................................          522,997           441,058
 Prepaids ...................................................            3,714             6,708
 Inventory ..................................................          309,435           252,430
 Deposits ...................................................           23,218            20,406
                                                                   -----------       -----------
  Total Currents Assets .....................................          865,443           720,602
                                                                   -----------       -----------

Fixed Assets:
 Office equipment ...........................................            2,741             9,121
 Warehouse equipment ........................................          205,044           203,132
 Vehicles ...................................................           64,366            64,366
 Leasehold improvements .....................................            2,440             2,440
 Software ...................................................           15,609            15,609
                                                                   -----------       -----------
                                                                       290,200           294,668
 Less accumulated depreciation ..............................         (123,510)         (102,257)
                                                                   -----------       -----------
  Net Fixed Assets ..........................................          166,690           192,411
                                                                   -----------       -----------

TOTAL ASSETS ................................................      $ 1,032,133       $   913,013
                                                                   ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable - trade ...................................      $ 1,108,770       $ 1,047,207
 Accrued expenses ...........................................           47,221              --
 Accrued interest payable ...................................          142,370            60,657
 Bank overdraft .............................................             --               1,349
 Capitalized leases/Notes payable - current portion .........          339,755           260,522
                                                                   -----------       -----------
  Total Current Liabilities .................................        1,638,116         1,369,735
                                                                   -----------       -----------

Long-term debt
Notes payable ...............................................           91,121            91,121
                                                                   -----------       -----------
 Total Long-term debt .......................................           91,121            91,121
                                                                   -----------       -----------

Total Liabilities ...........................................        1,729,237         1,460,856
                                                                   -----------       -----------


Stockholders' Equity
 Common stock, par value $.0001, 60,000,000 shares
  authorized:  9,672,127 and 7,505,004 issued and outstanding
  at June 30, 2002 and December 31, 2001, respectively ......              967               750
 Additional paid-in capital .................................          988,327           407,150
 Retained deficit ...........................................       (1,686,398)         (955,743)
                                                                   -----------       -----------
  Total Stockholders' Equity ................................         (697,104)         (547,843)
                                                                   -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................      $ 1,032,133       $   913,013
                                                                   ===========       ===========

                        See accountant's review report.

                          MILITARY RETAIL GROUP, INC.
                            Statement of Operations
                                  (Unaudited)

                                         For the Three Months Ended           For the Six Months Ended
                                                  June 30,                             June 30,
                                         --------------------------           ------------------------
                                           2002               2001             2002              2001
                                           ----               ----             ----              ----
REVENUES:
Gross Sales .....................      $ 1,657,440       $ 1,048,393       $ 3,015,024       $ 2,073,376
Commission sales - net ..........           64,472           116,489           124,146           181,913
                                       -----------       -----------       -----------       -----------
Total Revenues ..................        1,721,912         1,164,882         3,139,170         2,255,289
                                       -----------       -----------       -----------       -----------

COST OF GOODS SOLD: .............        1,457,701           997,140         2,696,622         1,968,558
                                       -----------       -----------       -----------       -----------

GROSS PROFIT ....................          264,211           167,742           442,548           286,731
                                       -----------       -----------       -----------       -----------

EXPENSES:
 Salary and payroll taxes .......          125,797           106,713           215,962           207,217
 Professional fees ..............          107,446             3,438           200,446            11,208
 Occupancy ......................           55,263            23,455           110,525            49,768
 General and administrative .....          250,833            35,654           338,478            81,825
 Amortization/depreciation ......           10,626             8,760            21,253            17,520
 Lease and auto/truck expense ...           21,910            25,555            46,318            51,183
                                       -----------       -----------       -----------       -----------
   Total Operating Expenses ......          571,875           203,575           932,982           418,721
                                       -----------       -----------       -----------       -----------

OTHER REVENUES & EXPENSES:
 Interest expense ...............          (29,093)             (986)         (240,263)           (2,251)
 Interest income ................               42              --                  42              --
                                       -----------       -----------       -----------       -----------

  Total Other Revenues & Expenses          (29,051)             (986)         (240,221)           (2,251)
                                       -----------       -----------       -----------       -----------



NET LOSS ........................      $  (336,715)      $   (36,819)      $  (730,655)      $  (134,241)
                                       ===========       ===========       ===========       ===========


Per share information
   Weighted average number
     of common shares outstanding        8,949,752         5,360,000         8,327,378         5,360,000
                                       ===========       ===========       ===========       ===========

Net Loss per common share .......      $     (0.04)      $     (0.01)      $     (0.08)      $     (0.02)
                                       ===========       ===========       ===========       ===========

                        See accountant's review report.

                          MILITARY RETAIL GROUP, INC.
                       Statement of Stockholders' Equity
                                  (Unaudited)

                                                   Common Stock             Additional                        Total
                                             -------------------------       Paid-In        Retained      Stockholders'
                                               Shares        Amount          Capital         Deficit         Equity
                                               ------        ------         ----------      --------      ------------
Balance -October 6, 1997 ...............           --        $    --        $    --         $    --         $    --

Issuance of common stock for cash ......        800,000            80             120            --               200
Net loss ...............................           --             --             --            (6,756)         (6,756)
                                              ---------      ---------      ---------       ---------       ---------
 Balance - December 31, 1997 ............       800,000            80             120          (6,756)         (6,556)
                                              ---------      ---------      ---------       ---------       ---------

Issuance of common stock for cash ......         40,000             4          14,996            --            15,000
Issuance of common stock for services ..      3,000,000           300            (300)           --              --
Nel loss ...............................           --             --             --           (43,372)        (43,372)
                                              ---------      ---------       ---------       ---------       ---------
Balance - December 31, 1998 ............      3,840,000           384          14,816         (50,128)        (34,928)
                                              ---------      ---------       ---------       ---------       ---------

Issuance of common stock for cash ......      1,520,000           152         134,848            --           135,000
Nel loss ...............................           --             --              --          (145,948)      (145,948)
                                              ---------      ---------       ---------       ---------       ---------

Balance - December 31, 1999 ............      5,360,000           536         149,664         (196,076)       (45,876)
                                              ---------      ---------       ---------       ---------       ---------

Net loss ...............................           --             --             --            (13,673)       (13,673)
                                              ---------      ---------       ---------       ---------       ---------

Balance - December 31, 2000 ............      5,360,000           536         149,664         (209,749)       (59,549)
                                              ---------      ---------       ---------       ---------       ---------

Stock issued for services ..............        875,000            87         253,663            --           253,750
Stock issued for subsidiary ............      1,270,004           127           3,823            --             3,950
Net loss ...............................           --             --             --           (745,994)      (745,994)
                                              ---------      ---------       --------        ---------       ---------

Balance - December 31, 2001 ............      7,505,004           750         407,150         (955,743)      (547,843)
                                              ---------      ---------       ---------        ---------      ---------

Stock issued for services ..............        300,000            30          92,970            --            93,000
Stock issued for services ..............         73,550             7          22,058            --            22,065
Stock issued in lieu of debt ...........        576,923            58         149,942            --           150,000
Stock issued for beneficial conversation
 feature as interest ...................        576,923            58         149,942            --           150,000
Stock issued for services ..............        639,727            64         166,265            --           166,329
Net loss ...............................           --             --             --           (730,655)      (730,655)
                                              ---------      --------        ---------       ---------       ---------

Balance - June 30, 2002 ................      9,672,127      $    967      $  988,327     $ (1,686,398)     $(697,104)
                                              =========      ========      ==========     ============      =========


                        See accountant's review report.

                          MILITARY RETAIL GROUP, INC.
                            Statement of Cash Flows
                                  (Unaudited)


                                                                For the Six Months Ended
                                                                         June 30,
                                                                    ----------------------
                                                                   2002            2001
                                                                   ----            ----
Cash Flows from Operating Activities:
  Net Loss ...............................................      $(730,655)      $(134,241)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization .........................         21,252          17,520
   Stock issued for services .............................        281,394            --
   Stock issued in lieu of debt ..........................        150,000            --
   Stock issued for interest .............................        150,000            --
    Loss on disposal of equipment ........................          6,380            --
   Changes in assets and liabilities:
    (Increase) Decrease in accounts receivable ...........        (81,939)         26,042
    Decrease (Increase) in prepaids ......................          2,994            (452)
    Increase (Decrease) in deposits ......................         (2,812)           --
    (Increase) Decrease in inventory .....................        (57,005)        (51,974)
    Increase in accounts payable .........................         61,563         163,116
    Increase (Decrease) in accrued expenses ..............        128,934           7,200
                                                                ---------       ---------
Net Cash Used in Operating Activities ....................        (69,894)         27,211
                                                                ---------       ---------

Cash Flows from Investing Activities
  Capital expenditures ...................................         (1,912)           --
                                                                ---------       ---------
Cash Flows Used in Investing Activities ..................         (1,912)           --
                                                                ---------       ---------

Cash Flows from Financing Activities:
  Bank overdraft .........................................         (1,349)        (21,094)
 Proceeds from sale of stock .............................           --              --
 Proceeds (payments) from notes payable - net ............         79,234          (6,117)
                                                                ---------       ---------

Cash Flows Provided by Financing Activities ..............         77,885         (27,211)
                                                                ---------       ---------

Net Increase (Decrease) in cash and cash equivalents .....          6,079            --

Cash and cash equivalents - beginning of period ..........           --              --
                                                                ---------       ---------

Cash and cash equivalents - end of period ................      $   6,079       $    --
                                                                =========       =========

Supplemental information:
    Cash paid for interest ...............................      $   6,170       $    --
                                                                =========       =========
    Cash paid for income taxes ...........................      $    --         $    --
                                                                =========       =========

Non-cash investing and financing activities:
 Issuance of stock in exchange for cancellation of
 indebtedness of $150,000 and interest expense of $150,000
 on convertible notes                                           $ 300,000       $    --
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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

     Revenue. Total revenue for the three months ended June 30, 2002 of $1,721,912 reflected an increase of $557,030, or approximately 47.8%, compared to total revenue of $1,164,882 for the three months ended June 30, 2001. Our revenues are derived in either one of two ways. In the majority of instances, we purchase products from manufacturers and suppliers for resale to the commissaries we service. In such cases, we resell the manufacturer's or supplier's products to the commissaries at generally the same prices we pay for such products, which prices generally are negotiated between the manufacturer or supplier and the Defense Commissary Agency ("DeCA"). Revenue is recognized as the gross sales amount received by us from such sales ("resale revenues"), which includes (i) the purchase price paid by the commissary plus (ii) a negotiated storage and delivery fee paid by the manufacturer or supplier. In the remaining instances, we act as an agent for the manufacturer or supplier of the products we sell, and earn a commission paid by the manufacturer or supplier, generally in an amount equal to a percentage of the manufacturer's or supplier's gross sales amount ("commission revenues"). In such cases, revenue is recognized as the commission we receive on the gross sales amount.

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

     Operating Expenses. Total operating expenses aggregated $571,875 for the three months ended June 30, 2002 as compared to $203,575 for the three months ended June 30, 2001, representing an increase of $368,300, or approximately 180%. The increase in total operating expenses for the three month period ended June 30, 2002 was attributable primarily to increased professional fees of $104,008 resulting primarily from the costs of the preparation of a registration statement under the Securities Act of 1933 relating to a proposed offering of equity securities; increased occupancy expense of $31,808 resulting from our move to larger office and warehouse facilities in September 2001; and increased general and administrative expenses of $215,179 resulting primarily from increased premiums on health and workers' compensation insurance and the issuance of shares of our common stock for consulting services rendered to the Company.

     Interest Expense. Interest expense of $29,051 for the three months ended June 30, 2002 reflected an increase of $28,107 as compared to interest expense of $986 for the three months ended June 30, 2001. The increase in interest expense was attributable primarily to interest expense resulting from the recognition of the beneficial conversion feature (the right to convert debt into shares of our common stock at a discount to the fair market value of our common stock) of $20,000 aggregate principal amount of convertible promissory notes issued in the second quarter of 2002.

     Net Loss. For the reasons discussed above, we incurred a net loss of $336,715 for the three months ended June 30, 2002 as compared to a net loss of $36,819 for the three months ended June 30, 2001.

SIX  MONTHS  ENDED  JUNE  30,  2002  COMPARED  TO SIX MONTHS ENDED JUNE 30, 2001

     Revenue. Total revenue for the six months ended June 30, 2002 of $3,139,170 reflected an increase of $883,881, or approximately 39.2%, compared to total revenue of $2,255,289 for the six months ended June 30, 2001. Resale revenue for the six months ended June 30, 2001 of $3,015,024 reflected an increase of $941,648, or approximately 45.4%, compared to resale revenue of $2,073,376 for the six months ended June 30, 2001. For the six months ended June 30, 2002, approximately 71.9% of our gross profit was derived from sales involving resale revenue compared to approximately 36.6% for the six months ended June 30, 2001. These increases were attributable primarily to the addition of the new products we began offering during the 2001 period, as discussed above, as well as the implementation of our long term strategy to increase the ratio of sales on a resale basis rather than a commission basis.

     Commission revenues for the six months ended June 30, 2002 of $124,146 reflected a decrease of $57,767, or approximately 31.8%, compared to commission revenues of $181,913 for the six months ended June 30, 2001. For the six months ended June 30, 2002, approximately 28.1% of our gross profit was derived from sales involving commission revenues as compared to approximately 63.4% for the six months ended June 30, 2001. These decreases were attributable primarily to the implementation of our long-term strategy discussed above.


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

     Operating Expenses. Total operating expenses aggregated $932,982 for the six months ended June 30, 2002 as compared to $418,721 for the six months ended June 30, 2001, representing an increase of $514,261, or approximately 120%. The increase in total operating expenses was attributable primarily to increased professional fees of approximately $189,238 resulting primarily from the costs of the preparation of the registration statement under the Securities Act of 1933 relating to a proposed offering of equity securities; increased occupancy expense of $60,757 resulting from our move to larger office and warehouse facilities in September 2001; and increased general and administrative expenses of $256,653 resulting primarily from increased premiums on health workers' compensation insurance and the issuance of shares of our common stock for consulting services rendered to the Company.

     Interest Expense. Interest expense of $240,263 for the six months ended June 30, 2002 reflected an increase of $238,012 as compared to interest expense of $2,251 for the six months ended June 30, 2001. The increase in interest expense was attributable primarily to interest expense resulting from the recognition of the beneficial conversion feature (the right to convert debt into shares of our common stock at a discount to the fair market value of our common stock) of $225,000 aggregate principal amount of convertible promissory notes issued in the six months ended June 30, 2002.

     Net Loss. Primarily as a result of the increased operating and interest expenses discussed above, we incurred a net loss of $730,655 for the six months ended June 30, 2002 as compared to a net loss of $134,241 for the six months ended June 30, 2001.

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

     Current liabilities of $1,638,116 at June 30, 2002 consisted of approximately $1,108,770 of accounts payable and $339,755 for the current portion of capitalized leases and notes payable, of which approximately $210,000 was payable to our officers or our other affiliates.

     Our working capital deficit was $772,673 as of June 30, 2002 for the reasons described above.

     During the six months ended June 30, 2002, we used cash of $69,894 in operating activities primarily as a result of the net loss incurred during this period.

     During the six months ended June 30, 2002, we used net cash of $1,912 in investing activities, all of which was used for capital expenditures.

     Financing activities, consisting primarily of short-term borrowings, provided net cash of $77,885 during the six months ended June 30, 2002. Subsequent to June 30, 2002, we borrowed an additional $105,000 pursuant to the issuance of 8% Convertible Notes.

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

                                     ------
                  Certification of Principal Executive Officer
                  --------------------------------------------
                           Pursuant to 18 U.S.C. 1350

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

                              By:  /s/  Edward  T.  Whelan
                                   ----------------------------------
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

                              By:  /s/  Ethan  D.  Hokit
                                   ---------------------------------
                                   Name:  Ethan D. Hokit
                                   Title: Chief  Financial  Officer

November  4,  2002