Form 10QSB
period 2002-09-30
MILITARY RESALE GROUP INC
filed 2002-11-15
CIK 1088436

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark  One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For  the  quarterly  period  ended  September  30,  2002

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  [ ]  For  the  transition  period  from              to                 .
                                          ------------    ----------------

                   Commission File Number        000-26463
                                                ----------

                           MILITARY RESALE GROUP, INC.
           (Name of small business issuer as specified in its charter)
           -----------------------------------------------------------

             New York                               11-2665282
  --------------------------------      ------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2002, there were 10,833,389 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):     Yes [ ]  No [X]

                           MILITARY RESALE GROUP, INC.

                                   FORM 10-QSB


                                      INDEX





PART  I.  Financial  Information                                       Page No.

Item  1.  Financial  Statements

          Balance Sheets - September 30, 2002 and December 31, 2001         1


          Statements of Operations - Three months and nine months ended
          September 30, 2002 and 2001                                       2


          Statement  of  Stockholders'  Deficit - From October 6, 1997
          (inception) through September 30, 2002                            3

          Statements of Cash Flows - Nine months ended September 30,
          2002 and 2001                                                     4

          Notes to Financial Statements                                     5


Item  2.  Management's  Discussion and Analysis or Plan of Operation        6

Item 3.   Controls and Procedures                                          13

PART  II.  Other  Information

Item 2.    Changes in Securities and Use of Proceeds                       13

Item 6.    Exhibits and Reports on Form 8-K                                14

Signatures                                                                 15

ITEM  1.  FINANCIAL  INFORMATION

                           MILITARY RESALE GROUP, INC
                                  Balance Sheet
                                  (Unaudited)



                                                                September 30,    December 31,
ASSETS                                                              2002             2001
                                                               ---------------  --------------
Current Assets
 Cash                                                          $       17,548   $           -
 Accounts receivable - trade                                          802,363         441,058
 Prepaids                                                               3,714           6,708
 Inventory                                                            282,076         252,430
 Deposits                                                              23,218          20,406
                                                               --------------  --------------
  Total Currents Assets                                             1,128,919         720,602
                                                               --------------  --------------

Fixed Assets:
 Office equipment                                                       4,607           9,121
 Warehouse equipment                                                  205,044         203,132
 Vehicles                                                              64,366          64,366
 Leasehold improvements                                                 2,440           2,440
                                                               ---------------  --------------
 Software                                                              16,324          15,609
                                                               ---------------  --------------
                                                                      292,781         294,668
 Less accumulated depreciation                                       (138,501)       (102,257)
                                                               ---------------  --------------
  Net Fixed Assets                                                    154,280         192,411
                                                               ---------------  --------------

TOTAL ASSETS                                                   $    1,283,199   $     913,013
                                                               ===============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable - trade                                      $    1,374,062   $   1,047,207
 Accrued expenses                                                      95,329               -
 Accrued interest payable                                             247,648          60,657
 Bank overdraft                                                             -           1,349
 Capitalized leases/Notes payable - current portion                   341,718         260,522
                                                               ---------------  --------------
  Total Current Liabilities                                         2,058,757       1,369,735
                                                               ---------------  --------------

Long-term debt
Notes payable                                                         185,975          91,121
                                                               ---------------  --------------
 Total Long-term debt                                                 185,975          91,121
                                                               ---------------  --------------

Total Liabilities                                                   2,244,732       1,460,856
                                                               ---------------  --------------


Stockholders' Equity
 Common stock, par value $.0001, 60,000,000 shares
  authorized: 10,833,389 and 7,505,004 issued and outstanding
  at September 30, 2002 and December 31, 2001, respectively             1,083             750
 Additional paid-in capital                                         1,313,083         407,150
 Retained deficit                                                  (2,275,699)       (955,743)
                                                               ---------------  --------------
  Total Stockholders' Equity                                         (961,533)       (547,843)
                                                               ---------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $    1,283,199   $     913,013
                                                               ===============  ==============


                        See accountant`s review report.

                           MILITARY RESALE GROUP, INC
                            Statement of Operations
                                  (Unaudited)



                                  For the Three Months Ended For the Nine Months Ended
                                         September 30,             September 30,
                                   ------------------------  -------------------------
                                      2002         2001          2002         2001
                                   -----------  -----------  ------------  -----------
REVENUES:
Gross Sales                        $1,548,384   $1,181,690   $ 4,561,198   $3,362,747
Commission sales - net                102,706      102,755       226,690      176,987
                                   -----------  -----------  ------------  -----------
Total Revenues                      1,651,090    1,284,445     4,787,888    3,539,734
                                   -----------  -----------  ------------  -----------


COST OF GOODS SOLD:                 1,373,106    1,124,434     4,069,592    3,092,992
                                   -----------  -----------  ------------  -----------

GROSS PROFIT                          277,984      160,011       718,296      446,742
                                   -----------  -----------  ------------  -----------


EXPENSES:
 Salary and payroll taxes             146,923       96,046       362,885      294,826
 Professional fees                    421,111        2,988       621,557      165,633
 Occupancy                             55,262       25,604       165,787       71,433
 General and administrative            92,025       60,636       430,503      169,791
 Amortization/depreciation             15,160        9,009        36,413       27,027
 Lease and auto/truck expense          19,372        9,995        65,690       46,039
                                   -----------  -----------  ------------  -----------
  Total Operating Expenses            749,853      204,278     1,682,835      774,749
                                   -----------  -----------  ------------  -----------

OTHER REVENUES & EXPENSES:
 Interest expense                    (115,563)      (3,978)     (355,826)      (6,229)
 Interest/Other  income                   367            -           409            -
                                   -----------  -----------  ------------  -----------
  Total Other Revenues & Expenses    (115,196)      (3,978)     (355,417)      (6,229)
                                   -----------  -----------  ------------  -----------


NET LOSS                           $ (587,065)  $  (48,245)  $(1,319,956)  $ (334,236)
                                   ===========  ===========  ============  ===========


Per share information
   Weighted average number
     of common shares outstanding   9,072,936    5,360,000     9,460,023    6,580,004
                                   ===========  ===========  ============  ===========

Net Loss per common share          $    (0.06)  $    (0.01)  $     (0.14)  $    (0.05)
                                   ===========  ===========  ============  ===========


                         See accountant`s review report


                           MILITARY RESALE GROUP, INC
                       Statement of Stockholders' Deficit
                                  (Unaudited)





                                              Common Stock      Additional                  Total
                                          -------------------   Paid-In    Retained      Stockholders'
                                            Shares    Amount    Capital     Deficit        Equity
                                          ----------  -------  ---------  ------------  ------------
Balance -October 6, 1997                           -  $     -  $      -   $         -   $         -

Issuance of common stock for cash            800,000       80       120             -           200
Net loss                                           -        -         -        (6,756)       (6,756)
                                          ----------  -------  ---------  ------------  ------------
Balance - December 31, 1997                  800,000       80       120        (6,756)       (6,556)
                                          ----------  -------  ---------  ------------  ------------

Issuance of common stock for cash             40,000        4    14,996             -        15,000
Issuance of common stock for services      3,000,000      300      (300)            -             -
Nel loss                                           -        -         -       (43,372)      (43,372)
                                          ----------  -------  ---------  ------------  ------------
Balance - December 31, 1998                3,840,000      384    14,816       (50,128)      (34,928)
                                          ----------  -------  ---------  ------------  ------------

Issuance of common stock for cash          1,520,000      152   134,848             -       135,000
Nel loss                                           -        -         -      (145,948)     (145,948)
                                          ----------  -------  ---------  ------------  ------------
Balance - December 31, 1999                5,360,000      536   149,664      (196,076)      (45,876)
                                          ----------  -------  ---------  ------------  ------------

Net loss                                           -        -         -       (13,673)      (13,673)
                                          ----------  -------  ---------  ------------  ------------
Balance - December 31, 2000                5,360,000      536   149,664      (209,749)      (59,549)
                                          ----------  -------  ---------  ------------  ------------

Stock issued for services                    875,000       87   253,663             -       253,750
Stock issued for subsidiary                1,270,004      127     3,823             -         3,950
Net loss                                           -        -         -      (745,994)     (745,994)
                                          ----------  -------  ---------  ------------  ------------
Balance - December 31, 2001                7,505,004      750   407,150      (955,743)     (547,843)
                                          ----------  -------  ---------  ------------  ------------

Stock issued for services                    300,000       30    92,970             -        93,000
Stock issued for services                     73,550        7    22,058             -        22,065
Stock issued in lieu of debt                 576,923       58   149,942             -       150,000
Stock issued for beneficial conversation
 feature as interest                         576,923       58   149,942             -       150,000
Stock issued for services                    639,727       64   166,265             -       166,329
Stock issued for services                    350,000       35   122,465             -       122,500
Stock issued for services                    619,540       62   148,628             -       148,690
Stock issued for services                     95,861       10    26,831             -        26,841
Stock issued for services                     95,861        9    26,832             -        26,841
Net loss for period                                -        -         -    (1,319,956)   (1,319,956)
                                          ----------  -------  ---------  ------------  ------------
Balance - September 30, 2002              10,833,389 $  1,083 $1,313,083  $(2,275,699)    $(961,533)
                                          ==========  =======  =========  ============  ============




                         See accountant`s review report

                           MILITARY RESALE GROUP, INC
                            Statement of Cash Flows
                                  (Unaudited)



                                                           For the Nine Months Ended
                                                                 September 30,
                                                            ------------------------
                                                                2002         2001
                                                            ------------  ----------
Cash Flows from Operating Activities:
  Net Loss                                                  $(1,319,956)  $(334,236)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                 36,244      26,027
   Stock issued for services                                    606,266      79,250
   Stock issued in lieu of debt                                 150,000           -
   Stock issued for interest                                    150,000           -
    Loss on disposal of equipment                                 6,380           -
   Changes in assets and liabilities:
    (Increase) Decrease in accounts receivable                 (361,305)     16,516
    Decrease (Increase) in prepaids                               2,994     (22,388)
    Increase (Decrease) in deposits                              (2,812)          -
    (Increase) Decrease in inventory                            (29,646)    (82,698)
    Increase in accounts payable                                326,855     231,423
    Increase (Decrease) in accrued expenses                     282,320       5,260
                                                            ------------  ----------
Net Cash Used in Operating Activities                          (152,660)    (80,846)
                                                            ------------  ----------

Cash Flows from Investing Activities
  Capital expenditures                                           (4,493)     (7,313)
                                                            ------------  ----------
Cash Flows Used in Investing Activities                          (4,493)     (7,313)
                                                            ------------  ----------

Cash Flows from Financing Activities:
  Bank overdraft                                                 (1,349)          -
 Proceeds from sale of stock                                          -           -
 Proceeds (payments) from notes payable - net                   176,050     100,944
                                                            ------------  ----------
Cash Flows Provided by Financing Activities                     174,701     100,944
                                                            ------------  ----------

Net Increase (Decrease) in cash and cash equivalents             17,548      12,785

Cash and cash equivalents - beginning of period                       -           -
                                                            ------------  ----------

Cash and cash equivalents - end of period                   $    17,548   $  12,785
                                                            ============  ==========


Supplemental information:
    Cash paid for interest                                  $     6,170   $   6,229
                                                            ============  ==========
    Cash paid for income taxes                              $         -   $       -
                                                            ============  ==========

Non-cash investing and financing activities:
 Issuance of stock in exchange for cancellation of
 indebtedness of $150,000 and interest expense of $150,000  $   300,000   $       -
                                                            ============  ==========
 on convertible notes

                         See accountant's review report

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

NOTE  2  -  BASIS  OF  PRESENTATION

In the opinion of our management, the accompanying unaudited condensed financial statements include all normal adjustments considered necessary to present fairly our financial position as of September 30, 2002, and results of operations and cash flows for the nine months ended September 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in our audited financial statements and notes for the fiscal year ended December 31, 2001.


NOTE  3  -  INVENTORY

Inventory  of  as  September  30,  2002  consisted  of  the  following:

Finished  Goods                     282,076
                                    -------
                                   $282,076
                                   ========

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

     Prior to November 15, 2001, we did not generate any signification revenue, and accumulated no significant assets, as we explored various business opportunities. On November 15, 2001, we acquired 98.2% of the issued and outstanding capital stock of Military Resale Group, Inc., a Maryland corporation ("MRG-Maryland"), in exchange for a controlling interest in our publicly-held "shell" corporation (the "Reverse Acquisition"). For financial reporting purposes, MRG-Maryland was considered the acquirer in such transaction. As a result, our historical financial statements for any period prior to November 15, 2001 are those of MRG-Maryland.

RESULTS  OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE
                         MONTHS  SEPTEMBER,  2001

     Revenue. Total revenue for the three months ended September 30, 2002 of $1,651,090 reflected an increase of $366,645, or approximately 29%, compared to total revenue of $1,284,445 for the three months ended September 30, 2001. Our revenues are derived in either one of two ways. In the majority of instances, we purchase products from manufacturers and suppliers for resale to the commissaries we service. In such cases, we resell the manufacturer's or supplier's products to the commissaries at generally the same prices we pay for such products, which prices generally are negotiated between the manufacturer or supplier and the Defense Commissary Agency ("DeCA"). Revenue is recognized as the gross sales amount received by us from such sales ("resale revenues"), which includes (i) the purchase price paid by the commissary plus (ii) a negotiated storage and delivery fee paid by the manufacturer or supplier. In the remaining instances, we act as an agent for the manufacturer or supplier of the products we sell, and earn a commission paid by the manufacturer or supplier, generally in an amount equal to a percentage of the manufacturer's or supplier's gross sales amount ("commission revenues"). In such cases, revenue is recognized as the commission we receive on the gross sales amount.

     Resale revenue for the three months ended September 30, 2002 of $1,548,384 reflected an increase of $366,694, or approximately 31%, compared to resale revenue of $1,181,690 for the three months ended September 30, 2001. For the three months ended September 30, 2002, approximately 63% of our gross profit was derived from sales involving resale revenue compared to approximately 36% for the three months ended September 30, 2001. These increases were attributable primarily to the addition of the new products we began supplying to commissaries during the fourth quarter of fiscal 2001, including Slimfast, L'eggs, Bush Beans and Rayovac Batteries, and during the first and second quarters of fiscal 2002, including a line of feminine hygiene products and a line of infant feeding products supplied by Playtex Products, Inc., which we sell on a resale basis, as well as the implementation of our long-term strategy to increase our ratio of sales of products we sell on a resale basis, rather than a commission basis, due to the payment discounts we often receive from the manufacturers and suppliers of the goods we purchase for resale.

     Commission revenue for the three months ended September 30, 2002 of $102,706 reflected a decrease of $49, or less than 1%, compared to commission revenue of $102,755 for the three months ended September 30, 2001. For the three months ended September 30, 2002, approximately 37% of our gross profit was derived from sales involving commission revenue compared to approximately 64% for the three months ended September 30, 2001. These decreases were attributable primarily to the implementation of our long-term strategy to increase our ratio of sales of products sold on a resale basis, rather than a commission basis. We cannot be certain as to whether or not these trends will continue; however, in the long term we are seeking to increase the ratio of our sales of products sold on a resale basis, rather than a commission basis, because we believe we can increase our profitability on such sales by taking advantage of payment discounts frequently offered by the manufacturers and suppliers of such products. To do so, we intend to continue to seek to add new products that we can offer to commissaries on a resale basis from our existing manufactures and suppliers and from others with whom we do not currently have a working relationship.


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

     COST OF GOODS SOLD. Cost of goods sold consists of our cost to acquire products from manufacturers and suppliers for resale to commissaries. In instances where we sell products on a commission basis, there is no cost of goods sold because we act as an agent for the manufacturer or supplier and earn only a commission on such sales. During the three months ended September 30, 2002, cost of goods sold increased by $248,672, or approximately 22%, to $1,373,106 from $1,124,434 for the three months ended September 30, 2001. This increase was attributable primarily to the addition of new products that we sell on a resale basis. We cannot be certain as to whether or not this trend will continue; however, in the long term we are seeking to increase the ratio of our sales on a resale basis, as discussed above.

     GROSS PROFIT. Gross profit for the three months ended September 30, 2002 increased by $117,973, or approximately 74%, compared to the three months ended September 30, 2001, from $160,011 for the three months ended September 30, 2001 to $277,984 for the three months ended September 30, 2002. This increase was attributable primarily to the addition of new products that we purchase for resale to the commissaries we service.

     OPERATING EXPENSES. Total operating expenses aggregated $749,853 for the three months ended September 30, 2002 as compared to $204,278 for the three months ended September 30, 2001, representing an increase of $545,575, or approximately 267%. The increase in total operating expenses for the three month period ended September 30, 2002 was attributable primarily to increased professional fees of $418,123, resulting primarily from the issuance of shares of our common stock for consulting services rendered to the Company and to legal and accounting costs associated with the preparation of a registration statement under the Securities Act of 1933 relating to a proposed offering of equity securities; increased occupancy expense of $29,658 resulting from our move to larger office and warehouse facilities in September 2001; increased salary expenses and payroll taxes of $50,877; and increased general and administrative expenses of $31,389 resulting primarily from increased premiums on health and workers' compensation insurance.

     INTEREST EXPENSE. Interest expense of $115,563 for the three months ended September 30, 2002 reflected an increase of $111,585 as compared to interest expense of $3,978 for the three months ended September 30, 2001. The increase in interest expense was attributable primarily to interest expense of $105,000 resulting from the recognition of the beneficial conversion feature (the right to convert debt into shares of our common stock at a discount to the fair market value of our common stock) of $105,000 aggregate principal amount of convertible promissory notes issued in the third quarter of 2002.

     NET LOSS. For the reasons discussed above, we incurred a net loss of $587,065 for the three months ended September 30, 2002 as compared to a net loss of $48,245 for the three months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

     REVENUE. Total revenue for the nine months ended September 30, 2002 of $4,787,888 reflected an increase of $1,248,154, or approximately 35%, compared to total revenue of $3,539,734 for the nine months ended September 30, 2001. Resale revenue for the nine months ended September 30, 2002 of $4,561,198 reflected an increase of $1,198,451, or approximately 34%, compared to resale revenue of $3,362,747 for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, approximately 68% of our gross profit was derived from sales involving resale revenue compared to approximately 60% for the nine months ended September 30, 2001. These increases were attributable primarily to the addition of the new products we began offering during the 2001 period, as discussed above, as well as the implementation of our long term strategy to increase the ratio of sales on a resale basis rather than a commission basis.

     COMMISSION REVENUES for the nine months ended September 30, 2002 of $226,690 reflected an increase of $49,703, or approximately 28%, compared to commission revenues of $176,987 for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, approximately 32% of our gross profit was derived from sales involving commission revenues as compared to approximately 40% for the nine months ended September 30, 2001.

     COST OF GOODS SOLD. During the nine months ended September 30, 2002, cost of goods sold increased by approximately $976,600, or approximately 32%, to $4,069,592 from $3,092,992 for the nine months ended September 30, 2001. This increase was attributable primarily to the addition of new products that we sell on a resale basis.

     GROSS PROFIT. Gross profit for the nine months ended September 30, 2002 increased by $271,554, or approximately 61%, compared to the nine months ended September 30, 2001, from $446,742 for the nine months ended September 30, 2001 to $718,296 for the nine months ended September 30, 2002. This increase was attributable primarily to addition of new products that we purchase for resale to commissaries we service.

     OPERATING EXPENSES. Total operating expenses aggregated $1,682,835 for the nine months ended September 30, 2002 as compared to $774,749 for the nine months ended September 30, 2001, representing an increase of $908,086, or approximately 117%. The increase in total operating expenses was attributable primarily to increased professional fees of $455,924, resulting primarily from the issuance of shares of our common stock for consulting services rendered to the Company and to legal and accounting costs associated with the preparation of a registration statement under the Securities Act of 1933 relating to a proposed offering of equity securities; increased occupancy expense of $94,354 resulting from our move to larger office and warehouse facilities in September 2001;

increased salary expenses and payroll taxes of $68,059; and increased general and administrative expenses of $260,712 resulting primarily from increased premiums on health workers' compensation insurance.

     INTEREST EXPENSE. Interest expense of $355,826 for the nine months ended September 30, 2002 reflected an increase of $349,597 as compared to interest expense of $6,229 for the nine months ended September 30, 2001. The increase in interest expense was attributable primarily to interest expense of $330,000 resulting from the recognition of the beneficial conversion feature (the right to convert debt into shares of our common stock at a discount to the fair market value of our common stock) of $330,000 aggregate principal amount of convertible promissory notes issued in the nine months ended September 30, 2002.

     NET LOSS. Primarily as a result of the increased operating and interest expenses discussed above, we incurred a net loss of $1,319,956 for the nine months ended September 30, 2002 as compared to a net loss of $334,236 for the nine months ended September 30, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At September 30, 2002, we had a cash balance of $17,548. Our principal source of liquidity has been borrowings. Since November 2001, we have funded our operations primarily from borrowings of approximately $525,000. In the fourth quarter of 2001 and the first and second quarters of 2002, we issued
$260,000 aggregate principal amount of convertible promissory notes (the "9% Convertible Notes") that mature on December 31, 2002 and bear interest at the rate of 8% per annum prior to June 30, 2002 and 9% per annum thereafter. In April 2002, $150,000 aggregate principal amount of 9% Convertible Notes (and $2,380 accrued interest thereon) was converted by the holders into an aggregate of 1,993,573 shares of our common stock. The remaining 9% Convertible Notes are convertible at any time and from time to time by the noteholders into a maximum of 1,153,900 shares of our common stock (subject to certain anti-dilution adjustments) if the 9% Convertible Notes are not in default, or a maximum of 2,307,800 shares of our common stock (subject to certain anti-dilution adjustments) if an event of default has occurred in respect of such notes. The terms of the 9% Convertible Notes require us to register under the Securities Act of 1933 the shares our common stock issuable upon conversion of the 9% Convertible Notes not later than December 31, 2002.

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

     In the third quarter of 2002, we borrowed $10,000 from a single lender. In connection with each such loan, we executed a demand promissory note that bears interest at the rate of 8% per annum and matures on December 31, 2002.

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

     At September 30, 2002, we had liquid assets of $819,911, consisting of cash and accounts receivable derived from operations, and other current assets of $309,008, consisting primarily of inventory of products for sale and/or distribution. Long term assets of $154,280 consisted primarily of warehouse equipment used in operations.

     Current liabilities of $2,058,757 at September 30, 2002 consisted of $1,374,062 of accounts payable and $341,718 for the current portion of capitalized leases and notes payable, of which approximately $210,000 was payable to our officers or our other affiliates.

     Our working capital deficit was $929,838 as of September 30, 2002 for the reasons described above.

     During the nine months ended September 30, 2002, we used cash of $152,660 in operating activities, primarily as a result of the net loss incurred during this period.

     During the nine months ended September 30, 2002, we used net cash of $4,493 in investing activities, all of which was used for capital expenditures.

     Financing activities, consisting primarily of short-term borrowings, provided net cash of $174,701 during the nine months ended September 30, 2002.

ITEM  3.     CONTROLS  AND  PROCEDURES

     (a) Based upon an evaluation performed within 90 days of this Report, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have each concluded that our disclosure controls and procedures are effective to ensure that material information relating to our Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurances that our financial condition, results of operations and cash flows are fairly presented in all material respects.

     (b) The CEO and CFO each note that, since the date of his evaluation until the date of this Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.



PART  II.          OTHER  INFORMATION

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     (a)  None.

     (b)  None.

     (c) In August 2002, we issued 619,540 shares of our common stock to consultants and employees or their designees, including Edward T. Whelan, our Chief Executive Officer and one of our directors, for services performed for the Company. Such shares were issued by us in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid by us in connection with such issuance and such persons were 'accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

     In August 2002, we issued to two affiliates of the Company an aggregate of $100,000 principal amount of convertible promissory notes that mature on June 30, 2003 and bear interest at 8% per annum. Such notes are convertible into a maximum of 436,000 shares of our common stock at the option of the noteholders at any time. The terms of such notes require us to register under the Securities

Act of 1933 the shares of our common stock issuable upon conversion of such notes not later than December 31, 2002. Such notes were issued by us in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid by us in connection with such issuance and such persons were 'accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

     In September 2002, we issued to a single purchaser a convertible promissory note in the principal amount of $5,000 that matures on July 30, 2003 and bears interest at the rate of 8% per annum. Such note is convertible at any time and from time to time by the noteholder into a maximum of 53,667 shares of our common stock (subject to certain anti-dilution adjustments). The terms of the such note require us to register under the Securities Act of 1933 the shares of our common stock issuable upon conversion of the note not later than December 31, 2002. Such note was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such person was an 'accredited investor' as defined in Regulation D under the Securities Act of 1933, as amended.

     (d)  None.


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  None.

     (b) On August 15, 2002, the Company filed a Current Report on Form 8-K providing certifications of its Chief Executive Officer and Chief Financial Officer with respect to its Quarterly Report on Form 10-QSB/A for the period ended June 30, 2002 as required by 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Colorado Springs, Colorado on November 14, 2002.

     MILITARY  RESALE  GROUP,  INC.


By:  /s/  Ethan  D.  Hokit____________
     ------------------------------
     Name:  Ethan  D.  Hokit
Title:  President (Principal Accounting Officer and Principal Financial Officer)

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



                                              By:  /s/  Edward  T.  Whelan
                                                   -----------------------
                                              Name:     Edward  T. Whelan
                                              Title:  Chief  Executive  Officer

November  14,  2002

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

                                               By:  /s/  Ethan  D.  Hokit
                                                  ---------------------
                                               Name:     Ethan  D. Hokit
                                               Title: Chief Financial Officer

November  14,  2002