Form 10KSB
period 2002-12-31
MILITARY RESALE GROUP INC
filed 2003-05-02
CIK 1088436

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended  December 31, 2002
     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from   _____ to ________ .


                        Commission File Number 000-26463
                                               ---------

                           MILITARY RESALE GROUP, INC.
        ----------------------------------------------------------------
                 (Name of small business issuer in its charter)

                        New York                            11-2665282
----------------------------------------------------  -------------------
    (State or other jurisdiction of incorporation or    I.R.S. Employer
                      organization)                    Identification No.

        2180 Executive Circle, Colorado Springs, Colorado               80906
--------------------------------------------------------------  ----------------
            (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number: (719) 391-4564

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

State registrant's revenues for its most recent fiscal year.  $6,359,803
                                                              ----------

As of March 31, 2003, the registrant had outstanding 12,175,803 shares of its common stock.

As of March 31, 2003, the aggregate market value of the registrant's common stock held by non-affiliates was $2,922,192.72 (based upon the closing price ($0.24) of the registrant's common stock on The OTC Bulletin Board on such date).

Transitional Small Business Disclosure Format (check one)    Yes [ ]  No [X]

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

         Military commissaries are large supermarket-type stores operated by the United States Defense Commissary Agency ("DeCA") to provide grocery items for sale to authorized patrons at the lowest practicable prices in facilities designed and operated under standards similar to those in commercial food stores. As of February 2003, there were 276 commissaries worldwide, of which 173 were located in the continental United States and 103 were located overseas. Commissaries are authorized by law to sell goods only to authorized patrons, which include the approximately 1.4 million active duty U.S. military personnel, their dependents and certain authorized reservists and retirees. As of June 2002, these authorized patrons totaled approximately 12.4 million individuals. Annual worldwide commissary sales totaled approximately $5 billion in the year ended December 31, 2002.

         The categories and varieties of merchandise that may be sold in a commissary is strictly regulated by DeCA, as is the cost at which items may be purchased for resale. Under DeCA regulations, all items sold through the commissary system must be sold at cost. The military commissary system is generally self-funded and receives an annual appropriation from Congress primarily to pay the salaries of those who work for the commissaries. Store operations are funded by a 5% surcharge (not a tax) levied on the total amount of the customers' purchases. The surcharge pays for new commissary construction and renovation, new equipment and maintenance, paper bags, shopping carts and other operating costs. In selling products at cost, commissaries are considered an integral part of the military's pay and compensation package.

         The military exchange system consists of nearly two dozen separate business enterprises, including main exchange stores, convenience stores, package stores, food operations, gas stations, movie theaters and others, operated by the various military services for the benefit of military personnel and other qualified patrons. As of February 2003, there were 541 "main exchanges" worldwide, and approximately 20,000 other exchange service-operated facilities. Annual sales from the exchange systems' worldwide business operations totaled approximately $10.9 billion in the year ended December 31, 2002. We do not currently sell products to any stores in the military exchange system; however, we plan to begin marketing to various businesses in the exchange system during the third quarter of 2003.

STRATEGIC PLAN

         Our strategy is to establish our company as a leading provider of goods to the military market. To accomplish this, our management intends to execute the following:

         Expand Distribution Capabilities. We currently direct our focus to the distribution of products to commissaries located in the Midwest Region of the

United States, which represents only one of the four DeCA regions. We do not currently sell to commissaries located overseas or to military exchanges. An important part of our strategic plan is to expand our distribution capabilities, both in the domestic and overseas markets, by acquiring or contracting with distributors, as opportunities permit.

         Expand Product Offerings. Industry data indicate that the average number of items stocked by the typical civilian supermarket is approximately 25,000 as compared to approximately 13,000 for a commissary. We believe the discrepancy results primarily from the reluctance of certain large manufacturers and many medium and small manufacturers to undertake the administrative burden of obtaining DeCA's approval of products to be sold to commissaries. Under Federal procurement rules, a manufacturer may either represent itself or retain a third-party representative on an exclusive basis to negotiate, supply, invoice and otherwise manage its products within the DeCA system. Our management believes there are many additional manufacturers with products that would meet the DeCA procurement standards and are desirous of selling to the military but that are unable or unwilling to commit the personnel and other resources necessary to comply with the DeCA procurement regulations and procedures required to enable them to sell their products to military commissaries. We intend to continue marketing to manufacturers, suppliers and brokers in an effort to establish new relationships that will allow us to increase the amount and types of products we offer.

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

         Although we intend to perform a detailed investigation of each business that we acquire, there may nevertheless be liabilities that we fail or are unable to discover, including liabilities arising from non-compliance with environmental laws by prior owners, and for which we, as a successor owner, may be responsible. We will seek to minimize the impact of these liabilities by obtaining indemnities and warranties from the seller that may be supported by deferring payment of a portion of the purchase price. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to their limited scope, amount or duration, the financial limitations of the indemnitor or warrantor, or other reasons. At this time there are no pending or planned acquisitions.

         Improve Management Information Systems. We are committed to improving our management information systems to enable management to more efficiently track sales and product shipments. We believe that, upon completion of this project, we will have achieved significant progress in creating an improved infrastructure capable of supporting expanded product offerings.


PURCHASING AND SUPPLY

         At December 31, 2002, we distributed an aggregate of over 3,446 Stock Keeping Units (SKUs) that we acquired from approximately 92 manufacturers or suppliers. Products distributed include fresh and frozen meat and poultry, seafood, frozen foods, canned and dry goods, beverages, dairy products, paper goods and cleaning and other supplies. In 2002, we distributed an aggregate of approximately 361 SKUs supplied by Tyson Foods, Inc., S&K Sales, Inc. and Jimmy Dean Foods, Inc., a division of Sara Lee Foods-USA, our three largest suppliers, and approximately 60% of our aggregate revenues was derived from the sale of products manufactured or supplied by such suppliers.

         Our agreements with our principal suppliers generally provide that we will act as their exclusive agent for the distribution of their products to specific military commissaries. Pursuant to our agreements with Tyson Foods, Inc., Chattem, Inc., Playtex Products, Inc. and Sara Lee Foods-USA, we purchase products for resale to commissaries. Under our agreement with S&K Sales, Inc., we sell and distribute products on a commission basis to the six commissaries we service. Our agreements with Tyson Foods, Inc. and Sara Lee Foods-USA have a one-year term and automatically renew for successive one-year periods. However, such agreements are cancelable by the suppliers upon 30 days' written notice. Our agreements with Chattem, Inc. and Playtex Products, Inc. have no defined term and are cancelable by the suppliers upon 30 days' written notice.
Our agreement with S&K Sales, Inc. has no defined term and is cancelable by either party upon 60 days' written notice.

         The majority of our revenues are derived from products that we purchase outright from manufacturers and resell to commissaries. In this arrangement, the manufacturer maintains an account with DeCA through the Electronic Data Interchange ("EDI") system. Generally, the manufacturer also selects the broker or brokers to merchandise the products and is actively involved in the sale of its products to commissaries/exchanges and the interaction between the commissaries/exchanges, the brokers and the distributors. Payment for products are remitted by DeCA to the manufacturer within seven days after the end of each roll-up period with respect to meats, 10 days with respect to dairy products and 23 days with respect to most other products.

         For the years ended December 31, 2001 and 2002, approximately 50.9% and 38.8%, respectively, of our gross profit was derived from the sale of products acquired on a consignment basis. In a consignment sale, the manufacturer is involved in all facets of the transaction. It appoints and monitors brokers, maintains the account with DeCA, receives payment from DeCA, and pays us a fee based on a percentage of the purchase price paid by DeCA.

         For the years ended December 31, 2001 and 2002 approximately 49.1% and 61.2%, respectively, of our gross profit was derived from the purchase and sale of products in which we acted as principal and dealt directly with DeCA. In such instances, we purchase the products from manufacturers and resell such products to commissaries at negotiated prices. We, rather than the manufacturer, maintain an account with DeCA through the EDI system and receive payments directly from DeCA as if we were the manufacturer of the products.

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

OPERATIONS AND DISTRIBUTION

         Our operations can generally be categorized into two business processes: (i) product replenishment and (ii) order fulfillment. Product replenishment involves the management of logistics from the vendor location through the delivery of products to our distribution center. Order fulfillment involves all activities from order placement through delivery to the commissary location. We determine the quantities in which such products will be ordered from manufacturers. Order quantities for each product are systematically determined by us. Given our experience in managing our product flow, losses due to shrinkage, damage and product obsolescence represented less than 1/3 of 1% of 2002 net sales.

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

         We currently warehouse approximately 3,446 SKUs for distribution to commissaries. Products are inspected at our distribution center upon receipt and stored in racks. Our distribution center includes approximately 28,746 square feet of dry storage space, 2,000 square feet of frozen storage space, and 2,000 square feet of refrigerated storage space, as well as offices for operating, sales and customer service personnel and a management information system.

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

         Products are picked and labeled at each distribution center. The products are placed on pallets for loading of outbound trailers. Delivery routes are scheduled to both fully utilize the trailers' load capacity and minimize the number of miles driven. In 2002, we transported approximately 2,000 tons of product and our trucks traveled in excess of 145,000 miles.

THE MILITARY MARKET

         General. The United States military market is composed of three main groups: the active members of the four branches of the United States military -- Army, Navy, Air Force and Marines; military retirees; and members of the military reserve. Including disabled veterans, overseas civil service personnel and dependents of all of these groups, and patrons of military commissaries and exchanges number over 12 million.

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

         The United States has streamlined its Armed Forces in the post-Cold War era. Despite these reductions, the United States military resale market continues to remain strong. In the year ended December 2002, total annual worldwide commissary and exchange sales was approximately $16 billion, with more than $11 billion of these sales in the United States. Since 1945, there has been a major military build-down following each of World War II, the Korean War and the Vietnam war. The military market for consumer goods continued to prosper through each one. The post-Cold War reduction in manpower has not been as severe as previous reductions, and largely has been achieved by early retirement, and the curtailment of inductees. Retirees have earned and retained the privilege to shop in commissaries and exchanges, and Congress has elected to extend the shopping privilege to those forced out prior to retirement.

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

         Commissaries sell their products at prices equal to cost plus a one percent fee to cover shrinkage plus a five percent surcharge. The only promotional fee that commissaries can accept is a direct reduction in price. Commissaries are prohibited from accepting other promotional items offered to private-sector stores, such as slotting allowances, display allowances or volume rebates. The commissary system receives an annual appropriation from Congress that pays for the salaries of commissary personnel and for the purchase of consumer goods for resale. Store operations otherwise are funded from the five percent surcharge on purchases. Proceeds from the surcharge also pay for new commissary construction, renovation, new equipment and maintenance, shopping bags, shopping carts and various other items. Overseas commissaries also receive Federal funds for transportation and utility costs. Through payment of the surcharge, the patrons of the commissaries essentially have created a worldwide military shoppers' cooperative.

         The benefit provided by commissaries is an integral part of the military's pay and compensation package. Recent re-enlistment surveys show that commissaries rank second in importance only to the medical/dental benefit. Commissaries are among the only benefits aimed exclusively at the military family. As commissaries are prohibited by law from selling any product below cost, certain items (those used as loss leaders by private-sector stores) may be priced lower at private sector stores. Nevertheless, the annual savings amounts to up to 30%. It has been estimated that the commissary system results in approximately $2 billion of annual savings for its patrons. As a result, based upon the annual Congressional appropriation of approximately $1 billion available to DeCA, the commissary system provides one of the few government benefits that delivers more than two dollars in direct benefit to the beneficiary for every dollar spent by the taxpayer.

         As of February 2003, there were a total of 276 commissaries worldwide, of which 173 were located in the continental United States. At such date, the average gross square footage of these commissaries was approximately 22,300, and the average weekly sales per square foot of selling space, a commonly used measure of efficiency of retail operations, was approximately thirty percent more than that of commercial supermarkets. In the year ended December 31, 2002, total annual worldwide commissary sales were approximately $5 billion, with more than $4 billion of these sales in the United States.

         The table below shows the dollar volume of commissary sales over the three fiscal years of DeCA ended September 30, 2001, as reported by the American Logistics Association. Official commissaries sales figures for the fiscal year ended September 30, 2002 have not yet been released by DeCA.

                 Fiscal Year            Worldwide Store Sales ($000s)
                -------------          -------------------------------
                     2001                         $5,038,832
                     2000                         $5,038,880
                     1999                         $4,945,204

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

         The exchange system is a "non-appropriated fund" government activity, and, therefore, does not receive taxpayer subsidies. It is self-sustaining and operates at a profit generated by patron purchases. After expenses, all exchange earnings are returned to patrons in the form of new and improved exchanges and dividends paid to the sponsoring service's morale, welfare and recreation ("MWR") funds. Appropriations by Congress only fund the cost of transporting goods from the United States to overseas military exchanges. All other costs and expenses, including building and operating costs, such as employees' salaries, are paid from exchange revenues. Unlike the commissary system, which is managed by one central governmental authority, each military service manages its own exchange program. These include the Army and Air Force Exchange Service (a joint military command), the Navy Exchange Service Command, the Marine Corps Exchange, the Coast Guard Exchange System and the Department of Veterans Affairs.

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

         At February 2003, there were 541 "main exchanges" worldwide and approximately 20,000 exchange service-operated facilities. In the year ended December 31, 2002, total annual worldwide exchange sales was approximately $10.9 billion, with more than $7 billion of these sales in the United States. We do not currently sell products to any stores in the military exchange system; however, we plan to begin marketing to various businesses in the exchange system during the third quarter of 2003.

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

         The great majority of the DeCA buying and merchandising decisions for the four DeCA regions are handled at DeCA's headquarters in Fort Lee, Virginia. Each region has its own Region Stock List ("RSL"). Within each RSL is a "Key Item List," which is a list of items that each store within that region should carry. Suppliers of brand name products must sell their products to the regional buyers to have their products included on that region's RSL. Once a product is listed on an RSL, it is the responsibility of the individual supplier to ensure that the product gets on the shelf. Many suppliers employ brokers, like us who function as sales representatives and provide a liaison with DeCA. Brokers also serve to promote the suppliers' products and ensure that the products are properly displayed and stocked on the shelf. Suppliers also contract with distributors who warehouse and ship the suppliers' products to the commissaries.

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

EMPLOYEES

         At March 31, 2003, we employed 16 persons on a full-time basis, of which three were management personnel, three were office staff and ten were warehouse and distribution personnel. In addition, Edward T. Whelan, our Chairman of the Board and Chief Executive Officer, was employed on a part-time basis. None of our employees is a member of a trade union. All of our employees are employed at our corporate offices and distribution center located in Colorado, Springs, Colorado.

DEVELOPMENT OF BUSINESS

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

         In connection with the acquisition, we issued an aggregate of 5,410,000 shares of our common stock to purchase approximately 98.2% of the outstanding capital stock of MRG-Maryland, including 2,210,050 shares to Xcel Associates, Inc., a corporation controlled by Edward Whelan, our Chairman of the Board and Chief Executive Officer, an aggregate of 400,000 shares to Shannon Investments, Inc., a corporation controlled by Mr. Whelan, an additional 1,039,950 shares directly to Mr. Whelan, an aggregate of 440,000 shares to Ethan D. Hokit, our President and one of our directors, and his wife, and 450,000 shares to Richard
H. Tanenbaum, one of our directors.

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

ITEM 3. LEGAL PROCEEDINGS.

         On October 31, 2001, an action captioned Warehouse, LTD v. Military Resale Group, Inc., Civil Action No. 01CV3230 was commenced against us and Ethan Hokit, our President and one of our directors, in the District Court, El Paso County, Colorado. In such action, the plaintiff, our former landlord, is seeking damages for an alleged breach of the terms of several lease agreements for office and warehouse space we occupied in Colorado Springs, Colorado. In its complaint, the plaintiff seeks judgment in the aggregate amount of $122,632.29 for rent, restoration of the premises and other charges, plus an undisclosed amount for late charges, litigation costs, costs of re-leasing the premises, reasonable attorneys' fees and interest. We filed an answer to the plaintiff's complaint in which we asserted affirmative defenses and made counterclaims against the plaintiff. A trial judge has ordered the parties to non-binding mediation, which is scheduled for June 10, 2003. A pre-trial conference is scheduled for October 7, 2003 and a trial, if necessary, is scheduled to commence on November 4, 2003. Although this lawsuit is in its preliminary stages and the full amount of the plaintiff's claim has not been asserted, we believe the potential dollar amount of such claims will not have a material adverse effect on our overall operations. We intend to defend such lawsuit and pursue our counterclaims vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         NONE.

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

                                                              High         Low
                                                           ---------      ------
           2001
               First Quarter (commencing January 10).....     $1.88        $0.03
               Second Quarter............................      0.75         0.20
               Third Quarter.............................      2.27         0.45
               Fourth Quarter............................      1.32         0.32

           2002
               First Quarter ............................      1.54         0.31
               Second Quarter ...........................      0.51         0.23
               Third Quarter.............................      0.41         0.17
               Fourth Quarter............................      0.43         0.13

           2003
               First Quarter.............................      0.40         0.11
               Second Quarter (through April 30) ........      0.29         0.10

          The source of these high and low prices was the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

          The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, our public announcements regarding our then-pending acquisition of Military Resale Group, general trends in the market for the products we distribute, and other factors, over many of which we have little or no control. In addition, board market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance. On April 30, 2003, the closing bid price of our common stock as reported by the OTC Bulletin Board was $0.15 per share.

         As of March 31, 2003, there were approximately 104 shareholders of record of our common stock.


DIVIDEND POLICY

         We have not paid cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         In July 2002, we issued 75,000 shares of our common stock to a consultant for services rendered. Such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such person was an `accredited investor' as defined in Regulation D under the Securities Act of 1933, as amended.

         In September 2002, we issued 95,861 shares of our common stock to each of Edward Meyer and Edward Whelan, our Chairman of the Board and Chief Executive Officer (or their designees), pursuant to the terms of a consulting agreement. Such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such persons were `accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

         In October 2002, we issued an aggregate of 250,000 shares of our common stock to a consultant for services rendered. In connection with such issuance, we granted "piggy-back" registration rights to the consultant. Such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such person was an `accredited investor' as defined in Regulation D under the Securities Act of 1933, as amended. The consulting agreement provides that we will issue additional shares of our common stock upon the consultant's achievement of certain performance goals.

         In November 2002, we issued an aggregate of 300,000 shares of our common stock to a consultant for services rendered. In connection with such issuance, we granted "piggy-back" registration rights to the consultant. Such shares were issued in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such person was an `accredited investor' as defined in Regulation D under the Securities Act of 1933, as amended.

         In November 2002, we granted one of our lenders a five-year option to purchase 500,000 shares of our common stock at an exercise price of $0.50 per share in consideration of the lender's willingness to extend the term of its loan to the Company for an additional six months. Such options were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such person was an `accredited investor' as defined in Regulation D under the Securities Act of 1933, as amended.

         In January 2003, we issued 96,207 shares of our common stock to each of Edward Meyer and Edward Whelan, our Chairman of the Board and Chief Executive Officer (or their designees), pursuant to the terms of a consulting agreement. Such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such persons were `accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

         In February 2003, we issued an aggregate of 200,000 shares of our common stock to a consultant for services rendered. In connection with such issuance, we granted "piggy-back" registration rights to the consultant. Such shares were issued in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such person was an `accredited investor' as defined in Regulation D under the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


OVERVIEW

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

         Our business and results of operations are affected by a wide variety of factors that could materially and adversely affect us and our actual results, including, but not limited to: (1) the availability of additional funds to enable us to successfully pursue our business plan; (2) the uncertainties related to the addition of new products and suppliers; (3) our ability to maintain, attract and integrate management personnel; (4) our ability to complete the development of our proposed product line in a timely manner; (5) our ability to effectively market and sell our products and services to current and new customers; (6) our ability to negotiate and maintain suitable strategic partnerships and corporate relationships with suppliers and manufacturers; (7) the intensity of competition; and (8) general economic conditions. As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price.

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED
                              DECEMBER 31, 2001

         Revenues. Total revenue for the year ended December 31, 2002 of $6,359,803 reflected an increase of $1,508,370, or approximately 31.1%, compared to total revenue of $4,851,433 for the year ended December 31, 2001. Our revenues are derived in either one of two ways. In the majority of instances, we purchase products from manufacturers and suppliers for resale to the commissaries we service. In such cases, we resell the manufacturer's or supplier's products to the commissaries at generally the same prices we pay for such products, which prices generally are negotiated between the manufacturer or supplier and the Defense Commissary Agency ("DeCA"). Revenue is recognized as the gross sales amount received by us from such sales ("resale revenues"), which includes (i) the purchase price paid by the commissary plus (ii) a negotiated storage and delivery fee paid by the manufacturer or supplier. In the remaining instances, we act as an agent for the manufacturer or supplier of the products we sell, and earn a commission paid by the manufacturer or supplier, generally in an amount equal to a percentage of the manufacturer's or supplier's gross sales amount ("commission revenues"). In such cases, revenue is recognized as the commission we receive on the gross sales amount.

         Resale revenue for the year ended December 31, 2002 of $6,015,406 reflected an increase of $1,455,059, or approximately 32.0%, compared to resale revenue of $4,560,347 for the year ended December 31, 2001. For the year ended December 31, 2002, approximately 61.2% of our gross profit was derived from sales involving resale revenue compared to approximately 49.1% for the year ended December 31, 2001. These increases were attributable primarily to the addition of the new products we began supplying to commissaries during the fourth quarter of fiscal 2001, including Slimfast, L'eggs, Bush Beans and Rayovac Batteries, and during fiscal 2002, including a line of feminine hygiene products and a line of infant feeding products supplied by Playtex Products, Inc. that we sell on a resale basis. In addition, during the year ended December 31, 2002, we implemented our long-term strategy to increase the ratio of our sales of products we sell on a resale basis, rather than a commission basis, due to the payment discounts we often receive from the manufacturers and suppliers of the goods we purchase for resale.

         Commission revenues for the year ended December 31, 2002 of $344,397 reflected an increase of $53,311, or approximately 18.3%, compared to commission revenues of $291,086 for the year ended December 31, 2001. For the year ended

December 31, 2002, approximately 38.8% of our gross profit was derived from sales involving commission revenues as compared to approximately 50.9% for the year ended December 31, 2001. These decreases were attributable primarily to the implementation of our long-term strategy to increase the ratio of our sales of products sold on a resale basis, rather than a commission basis. We cannot be certain as to whether or not these trends will continue; however, in the long term we are seeking to increase the ratio of our sales of products sold on a resale basis, rather than a commission basis, because we believe we can increase our profitability on such sales by taking advantage of payment discounts frequently offered by the manufacturers and suppliers of such products. To do so, we intend to continue to seek to add new products that we can offer to commissaries on a resale basis from our existing manufactures and suppliers and from others with whom we do not currently have a working relationship.

         In March 2002, we entered into an agreement with Playtex Products, Inc. to distribute, on a resale basis, approximately 70 Stock Keeping Units (SKUs) manufactured or supplied by Playtex, including a line of feminine hygiene products and a line of infant feeding products. We have been advised by Playtex, and verified with DeCA, that sales by Playtex in 2001 to the commissaries we currently service amounted to approximately $350,000. However, there can be no assurance that our annual sales of Playtex products will reach such amount, and the amount of our actual sales of Playtex products may differ materially from the amounts sold by Playtex in 2001 as a result of one or more of the factors described above, among others. In the first quarter of 2003, Playtex Products, Inc. suspended the sale of its products to us pending our payment of an outstanding invoice in the approximate amount of $12,000 for products previously shipped to us. To date, we have not made such payment and all sales by Playtex remain suspended. We intend to make the outstanding payment in the second quarter of 2003, upon which our management believes Playtex will resume the sale of its products to us pursuant to the terms of our agreement.

         In April 2002, we began distributing products for Pfizer, Inc. under an agreement that provided for the distribution of approximately 114 SKUs of Pfizer products. In June 2002, the agreement was terminated by Pfizer because we were unable to consistently meet our delivery obligations due to our insufficient working capital. During the term of our agreement with Pfizer, we received revenue from the sale of Pfizer products of approximately $168,000. Management believes the termination of the Pfizer agreement did not have a material adverse impact on our results of operations for fiscal 2002.

         In October 2002, we added to our supplier network the Hillshire Farm and Kahn's product groups of Sara Lee Foods-USA and certain consumer products distributed by Chattem, Inc. Hillshire Farms and Kahn's are product lines of packaged meats and hams. Chattem is a manufacturer of branded consumer products, principally over-the-counter healthcare products, including Aspercreme, Gold Bond, Sportscreme, Pamprin, Dexatrim, Rejuvex and Flexall. We have been advised by Sara Lee Foods-USA, and verified with DeCA, that sales of Hillshire Farm and Kahn's products in 2001 to the commissaries we currently service amounted to approximately $950,000. We have been advised by Chattem, and verified with DeCA, that sales of Chattem's line of products in 2001 to the commissaries we currently service amounted to approximately $200,000. However, there can be no assurance that our annual sales of these products will reach such amounts, and the amount of our actual sales of Hillshire Farm and Kahn's Products and Chattem products may differ materially from the amounts sold by Sara Lee Foods-USA and Chattem, respectively, in 2001.

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

         Cost of Goods Sold. Cost of goods sold consists of our cost to acquire products from manufacturers and suppliers for resale to commissaries. In instances when we sell products on a commission basis, there is no cost of goods sold because we act as an agent for the manufacturer or supplier and earn only a commission on such sales. During the year ended December 31, 2002, cost of goods sold increased by approximately $1,192,397, or approximately 27.9%, to

$5,471,846 from $4,279,449 for the year ended December 31, 2001. This increase was attributable primarily to the addition of new products that we sold on a resale basis. We cannot be certain as to whether or not this trend will continue; however, in the long term we are seeking to increase the ratio of our sales on a resale basis, as discussed above.

         Gross Profit. Gross profit for the year ended December 31, 2002 increased by approximately $315,973, or approximately 55.2%, compared to the year ended December 31, 2001, from $571,984 for the year ended December 31, 2001 to $887,957 for the year ended December 31, 2002. This increase was attributable primarily to addition of new products that we purchased for resale to the commissaries we service.

         Operating Expenses. Total operating expenses aggregated $2,703,864 for the year ended December 31, 2002 as compared to $1,271,223 for the year ended December 31, 2001, representing an increase of $1,432,641, or approximately 113%. The increase in total operating expenses was attributable primarily to increased professional fees of approximately $348,221 resulting primarily from the costs of the preparation of a registration statement under the Securities Act of 1933 relating to a proposed offering of equity securities; increased stock-based compensation expense of $460,761 resulting primarily from the issuance of shares of our common stock and options to purchase shares of our common stock to our consultants; increased occupancy expense of $146,734 resulting from our move to larger office and warehouse facilities in September 2001; and increased general and administrative expenses of $386,263 resulting primarily from increased truck rental expense and increased premiums on health workers' compensation insurance.

         Interest Expense. Interest expense of $477,059 for the year ended December 31, 2002 reflected an increase of $430,304 as compared to interest expense of $46,755 for the year ended December 31, 2001. The increase in interest expense was attributable primarily to interest expense resulting from the recognition of the beneficial conversion feature (the right to convert debt into shares of our common stock at a discount to the fair market value of our common stock) of $370,000 aggregate principal amount of convertible promissory notes issued in the year ended December 31, 2002.

         Net Loss. Primarily as a result of the increased operating and interest expenses discussed above, we incurred a net loss of $2,319,221 for the year ended December 31, 2002 as compared to a net loss of $745,994 for the year ended December 31, 2001.

Liquidity and Capital Resources

         At December 31, 2002, we had a cash balance of approximately $2,100. Our principal source of liquidity has been borrowings. Since November 2001, we have funded our operations primarily from borrowings of approximately $475,000. In the fourth quarter of 2001 and the first half of 2002, we issued $240,000 aggregate principal amount of convertible promissory notes (the "9% convertible notes") that mature, in nearly all instances, on June 30, 2003 and bear interest at the rate of 8% per annum prior to June 30, 2002 and 9% per annum thereafter. In April 2002, $150,000 aggregate principal amount of 9% convertible notes (and $2,380 accrued interest thereon) was converted by the holders into an aggregate of 1,793,573 shares of our common stock. The remaining 9% convertible notes are convertible at any time and from time to time by the noteholders into a maximum of 1,350,000 shares of our common stock (subject to certain anti-dilution adjustments) if the 9% convertible notes are not in default, or a maximum of 2,700,000 shares of our common stock (subject to certain anti-dilution adjustments) if an event of default has occurred in respect of such notes. The terms of the 9% convertible notes require us to register under the Securities Act of 1933 the shares our common stock issuable upon conversion of the 9% convertible notes not later than June 30, 2003. In July 2002, the holders of $20,000 aggregate principal amount of convertible notes maturing on June 30, 2002 denied our request to extend the maturity until July 30, 2003. The outstanding principal and interest on such convertible notes have not yet been paid and, thus, such convertible notes are currently in default.

         The terms of our 9% convertible notes and 8% convertible notes (discussed below) provide generally that, if the convertible notes are not in default, the holders may convert, at any time and from time to time, all or a portion of the outstanding balance under each convertible note into a number of shares (subject to certain anti-dilution adjustments) of our common stock that will allow the noteholder to receive common stock having a market value equal to 150% of the converted balance of the note. To achieve this result, the conversion price of such notes has been initially set at $0.50; provided, that the closing price per share of our common stock as reported on the OTC Bulletin Board on the date of conversion is at least $0.75 per share. If such closing price is less than $0.75 per share, the conversion price shall be proportionately reduced, but in no event to a conversion price that is less than $0.10 per share, to permit the noteholder to receive the number of shares discussed above. If an event of default has occurred in respect of such convertible notes, the holder may convert the outstanding balance into a number of shares (subject to certain anti-dilution adjustments) of our common stock equal to twice the number of shares the holder would have otherwise received if the convertible notes were not in default.

         In the second half of 2002, we issued $145,000 aggregate principal amount of convertible promissory notes (the "8% convertible notes") that mature on either June 30, 2003 or July 30, 2003 and bear interest at the rate of 8% per annum. The 8% convertible notes are convertible at any time and from time to time by the noteholders into a maximum of 2,175,000 shares of our common stock (subject to certain antidilution adjustments) if the 8% convertible notes are not in default, or a maximum of 4,350,000 shares of our common stock (subject to certain anti-dilution adjustments) if an event of default has occurred in respect of such notes. The terms of the 8% convertible notes require us to register under the Securities Act of 1933 the shares of our common stock issuable upon conversion of the 8% convertible notes not later than June 30, 2003.

         In the fourth quarter of 2002, we borrowed an aggregate of $20,000 from Edward T. Whelan, our Chief Executive Officer and Chairman of our Board of Directors. The loans are payable on demand and bear interest at the rate of 10% per annum.

         Our current cash levels, together with the cash flows we generate from operating activities, are not sufficient to enable us to execute our business strategy. As a result, we intend to seek additional capital through the sale of up to 5,000,000 shares of our common stock. In December 2001, we filed with the Securities and Exchange Commission a registration statement relating to such shares. Such registration statement has not yet been declared effective, and there can be no assurance that the Securities and Exchange Commission will declare such registration statement effective in the near future, if at all. In the interim, we intend to fund our operations based on our cash position and the near term cash flow generated from operations, as well as additional borrowings. In the event we are able to generate sales proceeds of at least $500,000 in our proposed offering, we believe that the net proceeds of such sale, together with anticipated revenues from sales of our products, will satisfy our capital requirements for at least the next 12 months. However, we would require additional capital to realize our strategic plan to expand distribution capabilities and product offerings. These conditions raise substantial doubt about our ability to continue as a going concern. Our actual financial results may differ materially from the stated plan of operations.

         Assuming that we receive net proceeds of at least $500,000 from our proposed offering, we expect capital expenditures to be approximately $200,000 during the next 12 months, primarily for the acquisition of an inventory control system. It is expected that our principal uses of cash during that period will be to provide working capital, to finance capital expenditures, to repay indebtedness and for other general corporate purposes, including sales and marketing and new business development. The amount of spending for any particular purpose is dependent upon the total cash available to us and the success of our offering of common stock.

         At December 31, 2002, we had liquid assets of $430,109, consisting of cash and accounts receivable derived from operations, and other current assets of $501,142, consisting primarily of inventory of products for sale and/or distribution and prepaid expenses. Long term assets of $110,146 consisted primarily of warehouse equipment used in operations.

         Current liabilities of $2,155,241 at December 31, 2002 consisted primarily of $1,470,776 of accounts payable and accrued expenses and $485,000 for notes payable, of which $230,000 was payable to our officers or our other affiliates.

         Our working capital deficit was $1,223,990 as of December 31, 2002 for the reasons described above.

         During the year ended December 31, 2002, we used cash of $395,231 in operating activities primarily as a result of the net loss we incurred during this period.

         During the year ended December 31, 2002, we used net cash of $2,580 in investing activities, all of which was used for capital expenditures.

         Financing activities, consisting primarily of proceeds from the issuance of notes payable, provided net cash of $399,883 during the year ended December 31, 2002.

ITEM 7. FINANCIAL STATEMENTS

         The following financial statements, notes thereto and the related independent auditors' reports on pages F-1 and F-2 to our financial statements are incorporated herein:

       Balance Sheet as of December 31, 2002;

       Statements of Operations for the years ended December 31, 2002 and 2001;

       Statements of Cash Flows for the years ended December 2002 and 2001; and

       Statements of Stockholders' Equity (Impairment) for the years ended December 31, 2002 and 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information with respect to each of our officers or directors as of March 31, 2002:


               NAME                   AGE                 POSITION
               ----                   ---                 --------
Edward T. Whelan..................     52    Chairman of the Board and Chief
                                             Executive Officer
Ethan D. Hokit....................     64    President, Chief Operating Officer,
                                             Treasurer and Director
Richard H. Tanenbaum .............     55    Director and Secretary

         EDWARD T. WHELAN was a co-founder of MRG-Maryland in October 1997 and served as its Chairman and Chief Executive Officer until the consummation of the Reverse Acquisition in November 2001, at which time he became our Chairman of the Board and Chief Executive Officer. Since April 1998, Mr. Whelan has also served as the President and a principal stockholder of Xcel Associates, Inc., a company engaged in providing financial consulting to small and medium-sized companies and to high net worth individuals. From 1989 to December 2001, Mr. Whelan also served as President and a principal shareholder of Shannon Investments, Inc., a consulting firm to small and medium-sized companies. From 1968 to 1971, Mr. Whelan attended St. Peters College in Jersey City, New Jersey, where he majored in Economics. Mr. Whelan spends approximately 40% of his professional time performing services on our behalf.

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


ITEM 10. EXECUTIVE COMPENSATION.

The table below sets forth the compensation earned for services rendered in all capacities for the fiscal years ended December 31, 2000, 2001 and 2002 by our executive officers in their capacities as officers and directors of MRG-Maryland.

------------------------- -------- ---------------------------------- ------------------------------------------------
                                          Annual Compensation                     Long-Term Compensation

                                                                            Awards                  Payouts

                                                         Other                     Securities
                                                        Annual         Restricted  Underlying                    All
Name and Principal                                       Comp-           Stock      Options/       LTIP        Other
Position                   Year     Salary    Bonus      sation         Award(s)      SARs        Payouts   Compensation
                                     ($)        ($)       ($)             ($)         (#)           ($)          ($)
      (a)                   (b)      (c)        (d)       (e)             (f)         (g)           (h)          (i)
------------------------- -------- ---------- -------- -------------- ------------ ------------- ---------- ----------

Edward T. Whelan,         2000         -         -           -             -            -            -          -
Chairman and Chief        2001         -         -      $63,800(1)         -            -            -          -
Executive Officer         2002         -         -     $109,857 (2)        -            -            -          -

------------------------- -------- ---------- -------- -------------- ------------ ------------- ---------- ----------
Ethan D. Hokit,           2000     $60,000       -           -             -            -            -          -
President and Chief       2001     $60,000       -       $9,000(3)         -            -            -          -
Operating Officer         2002     $60,000       -           -             -            -            -          -
------------------------- -------- ---------- -------- -------------- ------------ ------------- ---------- ----------

---------------

(1) Represents the value of 220,000 shares of common stock valued at $63,800 ($0.29 per share) issued to Mr. Whelan in December 2001 as additional compensation for services rendered in 2001.

(2) Represents the value of 145,000 shares of common stock valued at $29,000 ($0.20 per share) issued to Mr. Whelan in February 2002 for consulting services performed for us during 2001 and the value of an aggregate of 301,113 shares of common stock valued at $80,857 (an average of $0.27 per share) issued to Mr. Whelan in 2002 for consulting services performed for us from January 2002 through June 2002 and as compensation for services rendered as Chief Executive Officer from July 2002 through December 2002.

(3) Represents the value of 90,000 shares of common stock issued to Mr. Hokit as additional compensation for services rendered in 2001.

     In January 2002, we entered into a one-year business consulting agreement with Edward Whelan and Edward Meyer, Jr. for the provision of marketing and managerial consulting services. Effective July 1, 2002, the consulting agreement of Mr. Whelan was terminated and Mr. Whelan became one of our employees, for which he was compensated on the same basis as he was to be paid under his consulting agreement. In consideration of the services to be rendered by Messrs. Whelan and Meyer, we issued in respect of each month a number of shares determined by dividing $12,000 by the product of 80% and the average low price for our common stock during such month. As of December 31, 2002, an aggregate of 204,906 shares of our common stock was issued to each of Messrs. Whelan and

Meyer (or their respective designees) for services rendered during the term of the agreement. Subsequent to year end, we issued 96,207 shares of our common stock to each of Messrs. Whelan and Meyer for services rendered in the fourth quarter of 2002 under the agreement.

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

         Compensatory share awards, which are grants of shares of our common stock as consideration for services rendered by our employees or consultants, may also be made under the Incentive Plan. In 2002, our board of directors authorized the issuance of an aggregate of 600,000 compensatory shares of common stock to our consultants.

         As of March 31, 2003, there were outstanding under the Incentive Plan options to purchase an aggregate of 800,000 shares of our common stock, which options include three-year options to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $0.50 per share that expire on January 3, 2005; one-year options to purchase an aggregate of 300,000 shares of our common stock at an exercise price of $0.50 per share that expire on July 1, 2003; and six-month options to purchase an aggregate of 400,000 shares of our common stock at an exercise price of $0.50 per share that expire on June 16, 2003. Exclusive of the Incentive Plan, in consideration of extending the term of a loan to us for an additional six months, we granted to one of our lenders a five-year option to purchase 500,000 shares of our common stock at an exercise price of $0.50 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of March 31, 2003 certain information regarding the beneficial ownership of our common stock by (a) each person who is known to us to be the beneficial owner of more than five percent (5%) of our common stock, (b) each director and executive officer and (c) all directors and executive officers as a group. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse.

                                                SHARES OF COMMON
                                       -----------------------------------
                                                 STOCK OWNED (1)

    NAME AND ADDRESS
    -----------------
                                             AMOUNT               %
                                        --------------------    ----------
 Edward T. Whelan...........................2,731,138(2)         22.1%
 135 First Street
 Keyport, NJ 07735

 Richard H. Tanenbaum.......................2,496,139(3)         19.8%
 7315 Wisconsin Avenue
 Suite 775N
 Bethesda, MD 20814

 Edward Meyer, Jr............................2,115,319(4)        17.1%
 25 Sheffield Drive
 Freehold, NJ  07728

 Atlantic Investment Trust..................1,611,139(5)         13.0%
 7315 Wisconsin Avenue
 Suite 775N
 Bethesda, MD 20814

 The Calvo Family Spendthrift
    Trust.............................
 1941 SE 51st Street Terrace                  863,453            7.2%
 Ocala, FL 34471

 The Tucker Family Spendthrift
   Trust..............................
 2500 N. Military Trail                       863,454            7.2%
 Suite 225
 Ocala, FL 34471

 Grace Holdings, Inc..........................856,126            7.1%
 7315 Wisconsin Avenue
 Suite 775N
 Bethesda, MD  20814

 Ethan D. Hokit...............................530,000(6)         4.4%
 3305 Blodgett Drive
 Colorado Springs, CO  80919

 Directors and executive officers as
   a group (three persons)..................4,146,138           33.0%

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

(2) Includes 220,000 shares owned directly by Mr. Whelan, 856,126 shares owned of record by Grace Holdings, Inc., of which Mr. Whelan is President, 755,013 shares beneficially owned by Atlantic Investment Trust, the beneficiaries of which are members of Mr. Whelan's family, 400,000 shares of record by Shannon Investments, Inc., which is controlled by Mr. Whelan for the benefit of his family, and 499,999 shares of record by Xcel Associates, Inc., of which Mr. Whelan is a principal shareholder.

(3) Includes 685,000 shares owned directly by Mr. Tanenbaum, 1,611,139 shares beneficially owned by Atlantic Investment Trust, of which Mr. Tanenbaum serves as trustee, and 200,000 shares beneficially owned by Eastern Investment Trust, of which Mr. Tanenbaum serves as trustee.

(4) Includes 1,165,320 shares owned directly by Mr. Meyer, 499,999 shares owned of record by Xcel Associates, of which Mr. Meyer is a principal shareholder, 200,000 shares beneficially owned by Eastern Investment Trust, the beneficiary of which is a member of Mr. Meyer's family and 200,000 shares owned of record by Mr. Meyer's spouse.

(5) Includes 555,013 shares owned of record, 200,000 shares issuable upon the conversion of $50,000 principal amount of convertible bridge note indebtedness and 856,126 shares owned by Grace Holdings, Inc., a wholly-owned subsidiary of Atlantic Investment Trust.

(6) Includes 400,000 shares of our common stock owned of record by Mr. Hokit's spouse.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In February 2001, we entered into an 11-month consulting agreement with each of Mr. Whelan and Edward Meyer, Jr., one of our principal shareholders. In consideration of consulting services rendered under such agreement, in February 2001 we issued 145,000 shares of common stock to each of Messrs. Whelan and Meyer.

         In February 2001, we issued 50,000 shares of our common stock to Jerry Gruenbaum, Esq., our corporate counsel at the time of issuance, for legal services performed for the company. On March 23, 2001, we placed a stop transfer order on these 50,000 shares due to Mr. Gruenbaum's failure to perform the legal services for which he was retained.

         On August 14, 2001, we borrowed $100,000 from Oncor Partners, Inc., a company of which Edward Whelan, our Chairman of the Board and Chief Executive Officer, is President and a shareholder. The loan bears no interest and had an original term of one year which was extended until May 5, 2003. In consideration of Oncor's willingness to extend the term of the loan, in November 2002 we granted Oncor a five-year option to purchase 500,000 shares of our common stock at an exercise price of $0.50 per share.

         In August 2001, we issued 20,000 shares of our common stock to Alan Finfer, a director and our Secretary and Treasurer at the time of issuance, for consulting services performed on our behalf.

         In December 2001, we borrowed $25,000 from each of Ethan D. Hokit, our President and one of our directors, and Atlantic Investment Trust, a trust of which Richard Tanenbaum, one of our directors, is the trustee. In connection with each such loan, we executed a promissory note that bears interest at the rate of 8% per annum that is payable on the earlier of on demand or June 30, 2003.

         In January 2002, we entered into a one-year business consulting agreement with Edward Whelan and Edward Meyer, Jr. for the provision of marketing and managerial consulting services. Effective July 1, 2002, the consulting agreement of Mr. Whelan was terminated and Mr. Whelan became one of our employees, for which he was compensated on the same basis as he was to be paid under his consulting agreement. In consideration of the services to be rendered by Messrs. Whelan and Meyer, we issued in respect of each month the number of shares determined by dividing $12,000 by the product of 80% and the average low price for our common stock during such month. As of December 31, 2002, an aggregate of 204,906 shares of our common stock was issued to each of Messrs. Whelan or Meyer (or their respective designees) for services rendered during the term of the agreement. Subsequent to year end, in January 2003, we issued 96,207 shares of our common stock to each of Messrs. Whelan or Meyer (or their respective designees) for services rendered during the fourth quarter of 2002 under the agreement.

         In August 2002, we issued to Atlantic Investment Trust and to Eastern Investment Trust, trusts of which Richard Tanenbaum, one of our directors, is the trustee, $100,000 aggregate principal amount of convertible promissory notes that mature on July 30, 2003 and bear interest at the rate of 8% per annum. Such notes are convertible at any time and from time to time by the noteholders into a maximum of 436,000 shares of our common stock (subject to certain anti-dilution adjustments). The terms of such notes require us to register under the Securities Act of 1933 the shares of our common stock issuable upon conversion of the notes not later than July 30, 2003.

         In November and December of 2002, we borrowed an aggregate of $20,000 from Edward T. Whelan, our Chief Executive Officer and the Chairman of our Board of Directors. In connection with such borrowings, we executed demand promissory notes that bear interest at the rate of 10% per annum.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

EXHIBIT
NUMBER                                         DESCRIPTION
------                                        -------------

   3.1 Restated Certificate of Incorporation of our company (incorporated herein by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 (Registration No. 333-75630)).

   3.2 Amended and Restated By-laws of our company (incorporated herein by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 (Registration No. 333-75630)).

   10.1 Promissory Note dated December 12, 2001 from our company to Atlantic Investment Trust in the principal amount of $25,000.

   10.2 Promissory Note dated December 12, 2001 from our company to Ethan Hokit, our president and one of our directors, in the principal amount of $25,000.

   10.3 2001 Equity Incentive Plan of our company adopted in December 2001 (incorporated herein by reference to Exhibit 10.1 to our Registration Statement on Form S-8 (Registration No. 333-81258)).

   10.4 Promissory Note dated August 14, 2001 from our company to Oncor Partners, Inc. in the principal amount of $100,000.

   10.5 Lease Agreement, dated as of August 2001, between MRS Connection and our company related to 2180 Executive Circle, Colorado Springs, Colorado 80906 (incorporated herein by reference to Exhibit 10.5 to our Registration Statement on Form SB-2 (Registration No. 333-75630)).

   10.6 Promissory Note dated as of October 30, 1997 from our company to Shannon Investments, Inc (incorporated herein by reference to Exhibit
          10.6 to our Registration Statement on Form SB-2 (Registration No. 333-75630)).

   10.7   Consulting  Agreement  dated  January 3, 2002  between our company and
          Edward T. Whelan and Edward Meyer, Jr., individually, of Xcel Associates, Inc. (incorporated by herein by reference to Exhibit 10.7 to our Annual Report on Form 10-KSB for the year ended December 31, 2001 (file no. 000-26463)).

   10.8 Military Distributor Agreement dated April 2, 2002 between our company and Playtex Products, Inc. (incorporated herein by reference to Exhibit 10.9 to our Registration Statement on Form SB-2 (Registration No. 333-75630)).

   10.9 Domestic Service Agreement dated May 1, 2002 between our company and Tyson Foods, Inc. (incorporated herein by reference to Exhibit 10.10 to our Registration Statement on Form SB-2 (Registration No. 333-75630)).

   10.10 Letter of Agreement effective November 1, 2001 between our company and S&K Sales, Inc. (incorporated herein by reference to Exhibit 10.11 to our Registration Statement on Form SB-2 (Registration No. 333-75630)).

   10.11  Form of 9%  Convertible  Note  (incorporated  herein by  reference  to
          Exhibit 10.12 to our Registration Statement on Form SB-2 (Registration No. 333-75630)).

   10.12 8% Convertible Promissory Note dated August 7, 2002 from our company to Atlantic Investment Trust in the principal amount of $50,000 (incorporated herein by reference to Exhibit 10.13 to our Registration Statement on Form SB-2 (Registration No. 333-75630)).

   10.13 8% Convertible Promissory Note dated August 7, 2002 from our company to Eastern Investment Trust in the principal amount of $50,000 (incorporated herein by reference to Exhibit 10.14 to our Registration Statement on Form SB-2 (Registration No. 333-75630)).

10.14 Warehousing and Distribution Agreement dated as of May 2, 2002 between our company and Chattem Consumer Products. (Certain portions of this Exhibit have been omitted pursuant to our request for confidential treatment).

10.15 Military Distribution Agreement dated as of May 30, 2002 between our company and Sara Lee Foods-US. (Certain portions of this Exhibit have been omitted pursuant to our request for confidential treatment).

10.16 Business Consulting Agreement dated as of March 10, 2003 between our company and Martin Nielson (incorporated herein by reference to Exhibit
         4.1 to our Registration Statement on Form S-8 (Registration No. 333-81258)).

23.1     Consent of Rosenberg Rich Baker Berman & Company.

23.2     Consent of Michael Johnson & Company, LLC.



         (b) Reports on Form 8-K.

(i) On November 15, 2002, we filed a Current Report on Form 8-K providing certifications of our Chief Executive Officer and Chief Financial Officer with respect to our Quarterly Report on Form 10-QSB for the period ended September 30, 2002 as required by 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(ii) On November 18, 2002, we filed a Current Report on Form 8-K providing certifications of our Chief Executive Officer and Chief Financial Officer with respect to (i) our Quarterly Reports on Form 10-QSB/A for the periods ended March 31, 2002 and June 30, 2002 and (ii) our Annual Report on Form 10-KSB/A for the year ended December 31, 2002 as required by 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of
         2002).

(iii) On December 12, 2002, we filed a Current Report on Form 8-K providing Regulation FD disclosure of our issuance of a press release announcing that, to our knowledge, Richard Spradling, an individual proposing to sell 100,000 shares of our common stock pursuant to two Notices of Proposed Sale of Securities on Form 144 filed with the Securities and Exchange Commission, is not a registered holder of shares of our common stock.

ITEM 14. CONTROLS AND PROCEDURES.

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

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

         The firm of Michael Johnson & Co., LLC served as our independent public accountants for the year ended December 31, 2001 and through the completion of our quarterly report on Form 10-QSB for our third fiscal quarter of 2002. The firm of Rosenberg Rich Baker Berman & Company provided audit services to us for our annual report for the year ended December 31, 2002. The aggregate fees billed by Michael Johnson & Co., LLC for the audit of our financial statements included in our annual report on Form 10-KSB for the year ended December 31, 2001 and the review of financial statements included in our quarterly reports on Form 10-QSB for the year ended December 31, 2001 was $4,500. The aggregate fees billed by Michael Johnson & Co., LLC for the review of financial statements included in our quarterly reports on Form 10-QSB for the year ended December 31, 2002 was $2,000.

         Rosenberg Rich Baker Berman & Company has billed us $25,711 for audit services provided to us in connection with our annual report for the year ended December 31, 2002. However, Rosenberg Rich Baker Berman & Company has advised us that it will bill us an additional amount of approximately $25,000 for its services.

Audit-Related Fees

         No fees were billed to us by Michael Johnson & Co., LLC in 2002 or 2001 for assurance and related services that are reasonably related to the audit or review of our financial statements and that were not covered in the Audit Fees disclosure above.

         In the year ended December 31, 2002, Rosenberg, Rich Baker Berman & Company did not perform assurance and related services that are reasonably related to the audit or review of our financial statements. However, in January 2003, Rosenberg, Rich Baker Berman & Company began providing advice to us regarding our proposed offering of shares of our common stock pursuant to a registration statement on Form SB-2 filed with the Securities and Exchange Commission. Rosenberg Rich Baker Berman & Company has billed us $6,846 for such services.

Tax Fees

         There were no fees billed to us in either of the years ended December 31, 2002 or 2001 for any professional tax advice or tax planning services rendered by Michael Johnson & Co., LLC.

         There were no fees billed for the year ended December 31, 2002 for any professional services rendered by Rosenberg, Rich Baker Berman & Company for tax advice and planning.

All Other Fees

         There were no fees billed in each of 2002 and 2001 for professional services rendered by Michael Johnson & Co., LLC or Rosenberg, Rich Baker Berman & Company, except as disclosed above.

Board Of Directors Pre-Approval

         Our Board of Directors pre-approved our engagement of Michael Johnson & Co., LLC to act as our independent auditor for the year ended December 31, 2001 and through the completion of our quarterly report on Form 10-QSB for our third fiscal quarter of 2002. Our Board of Directors also pre-approved our engagement of Michael Johnson & Co., LLC to provide the audit and audit related services described above, which represented 100% of the total fees we paid to Michael Johnson & Co., LLC in 2001 and 2002.

         Our Board of Directors pre-approved the dismissal of Michael Johnson & Co., LLC and our engagement of Rosenberg Rich Baker Berman & Company to act as our independent auditor for the year ended December 31, 2002. Our Board of Directors also pre-approved Rosenberg, Rich Baker Berman & Company to provide the audit and audit-related services described above.

         Our independent auditors performed all work described above with their respective full-time, permanent employees.

                           MILITARY RESALE GROUP, INC.
                          INDEX TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



                                                                     Page


Report of Independent Auditors                                         F-1 - F-2


Balance Sheet as of December 31, 2002                                  F-3


Statements of Operations for the years ended December 31,
2002 and 2001                                                          F-4


Statements of Cash Flows for the years ended December 2002 and 2001    F-5 - F-6

Statements of Stockholders' Equity (Impairment) for the years
ended December 31, 2002 and 2001                                       F-7

Notes to the Financial Statements                                      F-8 - 19

                          Independent Auditors' Report

Board  of  Directors
Military  Resale  Group,  Inc.
Colorado  Springs,  Colorado

We have audited the accompanying balance sheet of Military Resale Group, Inc. as of December 31, 2002 and the related statements of operations, cash flows and changes in stockholders' equity (impairment) for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation,. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Military Resale Group, Inc., as of December 31, 2002 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and its working capital deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                    /s/ ROSENBERG RICK BAKER BERMAN & CO.



Bridgewater,  New  Jersey
April 21, 2003

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Military Resale Group, Inc.
Colorado Springs, Colorado


We have audited the accompanying statements of operations, stockholders' equity and cash flows of Military Resale Group, Inc. for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Military Resale Group, Inc for the year ended December 31, 2001, and, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 19 to the financial statements, certain errors were discovered by the Company, which resulted in an understatement of expenses totaling $280,000 as of December 31, 2001. Accordingly, the 2001 financial statements have been restated to correct the error.


                              /s/ MICHAEL JOHNSON & CO., LLC




Denver, Colorado
February 18, 2002 (except for Note 5 and 19 as to which the date is May 1, 2003)


                                              MILITARY RESALE GROUP, INC.
                                                    BALANCE SHEET
                                                  DECEMBER 31, 2002

        Assets

Current Assets
         Cash (Note 2)                                                                         $           2,072
         Accounts receivable - trade (Note 2)                                                            428,037
         Inventory (Note 2)                                                                              227,416
         Prepaid consulting (Note 3)                                                                     116,417
         Deposits                                                                                         23,358
         Prepaid interest (Note 4)                                                                       133,333
         Other current assets                                                                                618
                                                                                                 ----------------
                 Total Current Assets                                                                   931,251

Fixed Assets (Note 2)
         Office equipment                                                                                 10,607
         Warehouse equipment                                                                             159,444
         Software                                                                                         16,324
                                                                                                 ----------------
                                                                                                         186,375
         Less accumulated depreciation                                                                  (76,229)
                                                                                                 ----------------
                 Net Fixed Assets                                                                       110,146
                                                                                                 ----------------
         Total Assets                                                                                  1,041,397
                                                                                                 ================

                Liabilities and Stockholders' Equity (Impairment)

Current Liabilities
         Accounts payable and accrued expenses                                                         1,470,776
         Bank overdraft                                                                                   11,068
         Other current liabilities                                                                        81,726
         Current maturities of capital lease obligations (Note 9)                                         37,271
         Current portion of deferred rental obligation                                                    21,584
         Accrued interest payable                                                                         47,816
         Related party notes payable (Note 5)                                                            230,000
         Convertible notes payable (Note 6)                                                              255,000
                                                                                                 ----------------
                  Total Current Liabilities                                                            2,155,241
         Deferred rental obligation                                                                       57,557
         Obligations under capital leases, excluding current maturities (Note 9)                          51,735
                                                                                                 ----------------
                  Total Liabilities                                                                    2,264,533

Commitment and Contingencies                                                                                   -

Stockholders' Equity (Impairment)
         Common stock, par value $.0001, 60,000,000 shares authorized, 11,383,390 issued                   1,138
            and outstanding
         Additional paid-in capital                                                                    2,050,690
         Accumulated deficit                                                                         (3,274,964)
                                                                                                 ----------------
                 Total Stockholders' Equity (Impairment)                                             (1,223,136)
                                                                                                 ----------------
         Total Liabilities and Stockholders' Equity (Impairment)                               $       1,041,397
                                                                                                 ================

See notes to the financial statements.


                           MILITARY RESALE GROUP, INC.
                            STATEMENTS OF OPERATIONS

                                                                          Year Ended December 31,
                                                                    -------------------------------------
                                                                         2002                 2001
                                                                    ----------------     ----------------
                                                                                           (Restated)
                                                                                         ----------------

Revenues (Note 2)
         Resale revenue                                           $       6,015,406    $       4,560,347
         Commission revenue                                                 344,397              291,086
                                                                    ----------------     ----------------
         Total Revenues                                                   6,359,803            4,851,433
                                                                    ----------------     ----------------
Cost of goods sold                                                        5,471,846            4,279,449
                                                                    ----------------     ----------------
         Gross Profit                                                       887,957              571,984
                                                                    ----------------     ----------------

Operating Expenses
         Stock based compensation (Note 5, 14, 15  and 19)                  772,511              311,750
         Salary and payroll taxes                                           502,272              415,525
         Professional fees                                                  502,077              153,856
         Occupancy                                                          302,237              155,503
         General and administrative                                         583,978              197,715
         Amortization/depreciation                                           40,789               36,874
                                                                    ----------------     ----------------

                  Total Expenses                                          2,703,864            1,271,223
                                                                    ----------------     ----------------
                           Net Loss From Operations                     (1,815,907)            (699,239)
                                                                    ----------------     ----------------

Other (Expenses)
         Interest expense                                                 (477,059)             (46,755)
         Loss on disposal of fixed assets                                  (26,255)                    -
                                                                    ----------------     ----------------
                  Total Other (Expense)                                   (503,314)             (46,755)
                                                                    ----------------     ----------------
                           Net Loss                               $     (2,319,221)    $       (745,994)
                                                                    ================     ================

Loss Per Share (Note 2)
         Net Loss Per Common Share                                $          (0.25)    $          (0.13)
                                                                    ================     ================

         Weighted average number of common shares outstanding             9,156,648            5,644,584
                                                                    ================     ================


See notes to the financial statements.


                                               MILITARY RESALE GROUP, INC.
                                                STATEMENTS OF CASH FLOWS
                                                                                            2002                 2001
                                                                                       ----------------     ----------------
                                                                                                              (Restated)
                                                                                                            ----------------

Cash Flows From Operating Activities
         Net Loss                                                                    $      (2,319,221)    $       (745,994)
         Adjustments to reconcile net loss to net cash
          used in operating activities
          Depreciation and amortization                                                         40,789               36,874
          Amortization of option based interest expense                                         66,667                    -
          Stock based compensation                                                             772,511              311,750
          Beneficial conversion feature                                                        370,000               35,000
          Loss on disposal of assets                                                            26,255                    -
Changes in Assets and Liabilities
          Decrease in accounts receivable                                                       13,021               16,516
          Decrease (increase) in inventory                                                      25,014            (161,494)
          Decrease (increase) in other assets                                                    6,090              (6,708)
          (Increase) in deposits                                                               (2,952)             (20,406)
          Increase in accounts payable and accrued expenses                                    445,728              446,626
          Increase in deferred rent obligation                                                  79,141                    -
          Increase in other liabilities                                                         81,726                    -
                                                                                       ----------------     ----------------

                   Net Cash Used In Operating Activities                                      (395,231)             (87,836)
                                                                                       ----------------     ----------------

Cash Flows From Investing Activities
                  Acquisition of business                                                            -                3,950
                  Purchase of fixed assets                                                     (2,580)             (22,074)
                                                                                       ----------------     ----------------

Cash Flows Used In Investing Activities                                                        (2,580)             (18,124)
                                                                                       ----------------     ----------------

Cash Flows From Financing Activities
                  Bank overdraft                                                                 9,719             (36,874)
                  Short-term borrowings                                                              -              118,978
                  Payments on capital lease obligations                                       (14,836)             (11,144)
                  Proceeds from issuance of notes                                              405,000               35,000
                                                                                       ----------------     ----------------

Cash Flows Provided By Financing Activities                                                    399,883              105,960
                                                                                       ----------------     ----------------

Net Increase in Cash and Cash Equivalents                                                        2,072                    -
Cash and Cash Equivalents at Beginning of Period                                                     -                    -
                                                                                       ----------------     ----------------

Cash and Cash Equivalents at End of Period                                           $           2,072    $               -
                                                                                       ================     ================

SUPPLEMENTAL INFORMATION
         Interest Paid                                                               $          20,327    $           9,263
                                                                                       ================     ================
         Income Taxes Paid                                                           $               -    $               -
                                                                                       ================     ================

See notes to the financial statements.
                                                                             F-5


                                              MILITARY RESALE GROUP, INC.
                                               STATEMENTS OF CASH FLOWS


                                                                                            2002                 2001
                                                                                       ----------------     ----------------
                                                                                                              (Restated)
                                                                                                            ----------------
Non-cash investing and financing activities:

         Issuance of stock in exchange for cancellation of
         indebtedness                                                                $         150,000    $               -
                                                                                       ================     ================

         Capital lease obligation incurred in the purchase of equipment              $               -    $         105,378
                                                                                       ================     ================

         Issuance of stock in exchange for services to be
                  rendered over six months                                           $         181,000    $               -
                                                                                       ================     ================

         Issuance of common stock options for loan
                  extension of six months                                            $         200,000    $               -
                                                                                       ================     ================




See notes to the financial statements.

                                              MILITARY RESALE GROUP, INC.
                                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (IMPAIRMENT)

                                                                                                                 Total
                                                                 Common Stock      Additional                 Stockholders'
                                                          -----------------------    Paid-In    Accumulated     Equity
                                                            Shares        Amount    Capital      Deficit      (Impairment)
                                                          -------------  --------  ---------- ------------   ------------

Balance, December 31, 2000                                   5,360,000 $     536 $   149,664 $  (209,749)  $    (59,549)

Issuance of common stock for services                          875,000        87     253,663            -        253,750
Acquisition of Bactrol Technologies, Inc.                    1,270,004       127       3,823            -          3,950
Beneficial Conversion Feature                                        -         -      35,000            -         35,000
Net loss for year ended                                              -         -           -    (745,994)      (745,994)
                                                          -------------  --------  ---------- ------------   ------------
Balance, December 31, 2001 (Restated)                        7,505,004       750     442,150    (955,743)      (512,843)

Issuance of common stock for debt                              896,787        90     149,910            -        150,000
Issuance of common stock for beneficial conversion feature     896,787        90        (90)            -              -
Beneficial conversion feature                                        -         -     370,000            -        370,000
Issuance of stock options for services                               -         -     214,000            -        214,000
Issuance of common stock for services                        2,084,812       208     674,720            -        674,928
Issuance of stock options for debt extension                         -         -     200,000            -        200,000
Net loss for the year                                                -         -           -  (2,319,221)    (2,319,221)
                                                          -------------  --------  ---------- ------------   ------------
Balance, December 31, 2002                                  11,383,390 $   1,138 $ 2,050,690 $(3,274,964)  $ (1,223,136)
                                                          =============  ========  ========== ============   ============



See notes to the financial statements.

                           MILITARY RESALE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF ORGANIZATION

       Military Resale Group, Inc. (the Company), organized under the laws of the State of New York, is a regional distributor of grocery and household items specializing in distribution to commissaries of the U.
       S. Military. Currently, the Company services six military installations located in Colorado, Wyoming and South Dakota.

       On October 15, 2001, the Company, formerly Bactrol Technologies, Inc. and Military Resale Group, Inc. ("MRG"), which was formed on October 6, 1997 executed a Stock Purchase Agreement pursuant to which 98.2% of MGR's stock was effectively exchanged for a controlling interest in a publicly held "shell" corporation that concurrently changed its name to Military Resale Group, Inc. This transaction is commonly referred to as a "reverse acquisition". For financial accounting purposes, this transaction has been treated as the issuance of stock for the net monetary assets of the Company, accompanied by a recapitalization of MRG with no goodwill or other intangible assets recorded.

       For financial reporting purposes, MRG is considered the acquirer, and therefore, the historical operating results of Bactrol Technologies, Inc. are not presented.

       The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.

       The Company has suffered recurring losses from operations, and is in a working capital deficit position that raises substantial doubt about its ability to continue as a going concern.

       The Company's management is currently pursuing equity and/or debt financing in an effort to continue operations. The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents
       For purposes of the statement of cash flows, the Company considers all cash and highly liquid investments with initial maturities of three months or less to be cash equivalents.

     Accounts Receivable
       The Company's trade accounts primarily represent  unsecured  receivables.
         Historically, the Company's bad debt write-offs related to these trade accounts have been insignificant. Therefore, no allowance for doubtful accounts has been set up.

     Inventory
       Inventory, consists primarily of grocery items, and is stated at the lower of costs or market. Cost is determined under the first-in, first-out method (FIFO) valuation method. All items of inventory are finished goods resold to military commissaries and wholesale food chains.

     Advertising Costs
       Advertising costs are charged to operations when incurred.

                           MILITARY RESALE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

     Securities Issued for Services
         The Company accounts for common stock issued for services by reference to the fair market value of the Company's stock on the date of the stock issuance.

     Property and Equipment
       The Company follows the practice of capitalizing property and equipment costing over $250. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation is computed on the straight-line method over the following estimated useful lives.

                         Office equipment and software          3 to 5 years

                         Warehouse equipment                    5 to 7 years


     Federal Income Taxes
       The Company  accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this approach, deferred income taxes are determined based upon differences between the financial statement and tax bases of the Company's assets and liabilities and operating loss carryforwards using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are recognized if it is more likely than not that the future tax benefit will be realized.

     Net Loss Per Share
       Loss per share, in accordance with the provisions of Financial Accounting
         Standards Board No. 128. "Earnings Per Share," is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The effect of assuming the exchange of outstanding stock options, warrants and convertible notes would be anti-dilutive at December 31, 2002 and 2001.

     Revenue Recognition

          The Company's revenues are derived in either one of two ways: resale revenue or commission revenue.

          Resale Revenue. In the majority of instances, the Company purchases products from manufacturers and suppliers for resale to the commissaries it services. Revenue is recognized in the amount of the gross sales amount received by the Company (subject to an appropriate provision for returns and allowances from such sales), which includes
          (i) the purchase price paid by the commissary plus (ii) a negotiated storage and delivery fee paid by the manufacturer or supplier. The Company records revenue on a gross sales basis because the Company (a) is the primary obligor in the transaction as it is responsible for fulfillment of the order and for the customer's acceptance of the goods or services sold, (b) bears inventory risk (it takes title to the goods before the customer's order is placed or upon the customer's return), and (c) bears physical loss of inventory risk.

          Commission Revenue. In the remaining instances, the Company acts as an agent for the manufacturer or supplier of the products it sells, and earns a commission paid by the manufacturer or supplier, generally in an amount equal to a percentage of the manufacturer's or supplier's gross sales amount. In such cases, revenue is recognized on the date goods are shipped by the manufacturer or supplier in the amount of the commission earned by the Company on the gross sales amount.

          The Company recognizes both resale revenue and commission revenue on the date goods are shipped because title to the goods passes, and the payment obligation of the customer or supplier to the Company arises, upon shipment of the goods to the commissaries.

                           MILITARY RESALE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Compensatory Equity Issuances
          The Company applies the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Base Compensation" (SFAS No. 123) for options granted to employees and directors. As allowed under the provisions of SFAS No. 123, the Company applies Accounting Principal Board Opinion No. 25 and related interpretations, in accounting for its stock plans. No stock options were issued to employees under the plan.

     Estimates
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - PREPAID CONSULTING

       Prepaid consulting expenses are recorded in connection with common stock issued to consultants for future services and are amortized over the six month agreement term.

NOTE 4 - PREPAID INTEREST

       Prepaid interest expense is recorded in connection with the issuances of options for the extension of one of the company's note's payable. The interest expense is being amortized over the extension period of six months.

NOTE 5 - RELATED PARTY TRANSACTIONS

       In January 2002, the Company entered into a one-year business consulting agreement with Edward Whelan and Edward Meyer, Jr. for marketing and managerial consulting services. Effective July 1, 2002, the consulting agreement of Mr. Whelan was terminated and Mr. Whelan became an employee of the Company, for which he will be compensated on the same basis as he was to be paid under his consulting agreement. In consideration of the services to be rendered by Mr. Whelan and Mr. Meyer, the Company will issue in respect of each month the number of shares determined by dividing $12,000 by the product of 80% and the average closing bid price for the Company's common stock during such month. As of December 31, 2002 204,906 shares of the Company's common stock had been issued to each individual, or their designees, for a total of 409,812 shares, for services rendered during the term of the Agreement. The common shares were valued at their fair market value on the date if issuance, which ranged from $0.18 per share to $0.30 per share. The aggregate cost of the shares issued totaled $130,928.

       Subsequent to the year end, the Company issued 96,207 shares of the Company's common stock to both Mr. Whelan and Mr. Meyer for the 4th quarter of 2002. The aggregate cost of the shares issued which were expensed in 2002 totaled $30,786.

       In February 2001, the Company entered into a (11) eleven-month consulting agreement with Edward Whelan, Chairman of Board and principal shareholder, and Edward Meyer, Jr., one of the principals shareholders. In consideration for consulting services rendered, the Company issued 290,000 (145,000 to each individual) shares of common stock valued at $0.20 per share, the fair market value on the date of issuance. The aggregate cost of the shares issued totaled $58,000.

                           MILITARY RESALE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5  - RELATED PARTY TRANSACTIONS, Continued

       Loans Payable

          In  October   1997,   the  Company   borrowed   $60,000  from  Shannon
          Investments, which is controlled by Edward Whelan. The note is payable on demand and bears interest at the rate of 10% per annum.

          On August 14, 2001, the Company borrowed $100,000 from Oncor Partners, Inc., a company of which Edward Whelan, is President and shareholder. The note bears interest at 18% per annum and was due August 14, 2002. On November 5, 2002, the Company granted 500,000 common stock options to Oncor Partners, Inc. in consideration of extending the note through May 5, 2003.

          At December 12, 2001, the Company borrowed $25,000 from Ethan Hokit, one of the Company's Directors. The note is payable on the earlier of on demand or June 30, 2003 and bears interest at the rate of 8% per annum.

          On December 12, 2001 the Company borrowed $25,000 from Atlantic Investment Trust, of which Richard Tanenbaum, one of the Company's Directors, is a trustee. The note bears interest at the rate of 8% per annum through the due date of the earlier of on demand or June 30, 2003.

          On August 7, 2002, the Company borrowed $50,000 from Atlantic Investment Trust and $50,000 from Eastern Investment Trust. Richard Tanenbaum, one of the Company's Directors, is a trustee of these entities. The notes are convertible and bear interest at 8% per annum and are due on July 30, 2003.

          During 2002, Edward Whelan advanced the Company $20,000. The advances bear interest at a rate of 10% per annum and are due on demand.

NOTE 6 - CONVERTIBLE NOTES

          At December 31, 2002, the Company had an aggregate of $255,000 payable in convertible notes. $20,000 of the convertible notes bear interest at 8% per annum and were due on June 30, 2002. $70,000 of the convertible notes bear interest at 8% prior to June 30, 2002 and 9% thereafter and are due on June 30, 2003. $165,000 of the convertible notes bear interest at 8% including $60,000 due on June 30, 2003 and $105,000 due on July 30, 2003. The terms of the Company's convertible notes provide generally that, if the convertible notes are not in default, the holders may convert, at any time and from time to time, all or a portion of the outstanding balance under each convertible note into a number of shares (subject to certain anti-dilution adjustments) of the Company's common stock that will allow the note holder to receive common stock having a market value equal to 150% of the converted balance of the note. If an event of default has occurred in respect of such convertible notes, the holder may convert the outstanding balance into a number of shares (subject to certain anti-dilution adjustments) of the Company's common stock equal to twice the number of shares the holder would have otherwise received if the convertible notes were not in default. Among other events of default, the terms of the convertible notes require the Company to register under the Securities Act of 1933 the shares its common stock issuable upon conversion of the convertible notes not later than June 30, 2003.

          The Company follows EITF 98-5 in accounting for convertible notes with "beneficial conversion features" (i.e., the notes may be converted into common stock at the lower of a fixed rate at the commitment date or a fixed discount to the market price of the underlying common stock at the conversion date). Because the Company's convertible notes contained a beneficial conversion feature on the date of issuance, the Company measured and recognized the intrinsic value of the beneficial conversion feature of the convertible notes when the convertible notes were issued. During the years ended December 31, 2002 and 2001, interest expense of $370,000 and

                           MILITARY RESALE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6 - CONVERTIBLE NOTES, continued

       $35,000, respectively (representing the aggregate proceeds to the Company from convertible notes issued during such periods), was recognized as the intrinsic value of the beneficial conversion feature of the convertible notes that were issued during such periods.

NOTE 7- CONVERSION OF LOANS PAYABLE

       During the year ended December 31, 2002, notes payable in the amount of $150,000, which included a beneficial conversion feature, were converted into 1,793,574 shares of the Company's common stock pursuant to the agreement.

NOTE 8 - CONCENTRATION OF RISK

       The Company's revenues from military commissary sales provide approximately ninety five percent of their total revenues. Management believes that concentration of customers with respect to risk is minimal due to the sales being primary through government contracts.

NOTE 9 - CAPITAL LEASES

       The Company leases certain equipment under capital leases expiring in various years through 2006. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset at the inception of the lease. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense.

       Properties under capital leases at December 31, 2002 are as follows:

Equipment                                               $          103,403
Less accumulated amortization                                     (22,832)
                                                          -----------------
         Total                                          $           80,571
                                                          =================

The following is a schedule of minimum lease payments under capital leases as of December 31, 2002.

YEAR ENDING DECEMBER 31,

         2003                                                                $           45,273
         2004                                                                            35,664
         2005                                                                            22,818
         2006                                                                            20,916
                                                                               -----------------
         Total net minimum capital lease payments                                       124,671
         Less amounts representing interest                                              35,665
                                                                               -----------------
         Present value of net minimum capital lease payments                             89,006
         Less current maturities of capital lease obligations                          (37,271)
                                                                               -----------------
         Obligations under capital leases, excluding current maturities      $           51,735
                                                                               =================

                           MILITARY RESALE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 9 - CAPITAL LEASES, continued

       Interest rates on capitalized leases vary from 19.19% to 24.84% and are imputed based on the lessor's implicit rate of return. In 2003, one of the lease obligations was accelerated due to non-payment and another was modified (see Note 18).

NOTE 10 - OPERATING LEASE COMMITMENTS

       In August 2001, the Company entered into a lease agreement that expires in August 2006 for office and warehouse space in Colorado Springs, Colorado.

       Minimum future lease payments under current lease agreements at December 31, 2003 are as follows:

              2003                                         $         182,843
              2004                                                   193,759
              2005                                                   201,946
              2006                                                   210,133
                                                             ----------------
              Total minimum payments required              $         788,681
                                                             ================

       The lease also contains  provisions for contingent  rental payments based
       upon   increases  in  real  estate  taxes,   insurance  and  common  area
       maintenance expense.

       The lease has an annual escalation factor. The above rental commitments reflect the periods during which the actual obligations arise (per the lease agreement). Rental expense has been charged to operations on a straight line basis. The associated liability is presented in the balance sheet as a deferred rental obligation.

       The Company is a defendant in pending litigation regarding several lease agreements for a former premises (see Note 17).

       Rent expense for the years ended December 31, 2002 and 2001 was $302,237 and $80,805, respectively.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

       The carrying amount of cash, accounts receivable, accounts payable and accrued expenses and notes payable are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

       The fair value of the Company's capital lease obligations approximates its carrying value and is based on the current rates offered to the Company for debt of the same remaining maturities with similar collateral requirements or that the difference is represented by the additional costs to convert the debt to market rates making the two presently equivalent.

     Limitations
       The fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                           MILITARY RESALE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 12 - SEGMENT INFORMATION


The Company operates primarily in a single operating segment, distributing and marketing resale grocery products to military commissaries.

NOTE 13 - INCOME TAXES

The differences between income tax provisions (benefits) in the financial statements and the tax expense (benefit) computed at the U. S. Federal Statutory rate of 34% are as follows:


                                                                          December 31,
                                                              -------------------------------------
                                                                   2002                 2001
                                                              ----------------     ----------------

  Tax provision (benefit at the U. S. Federal Statutory rate            (34)%                (34)%

  Net operating loss carryover                                           34 %                 34 %
                                                              ----------------     ----------------
  Effective tax rates                                                  -    %               -    %
                                                              ================     ================

       Significant  components of the Company's  deferred tax assets at December
31, 2002 are as follows:

                  Deferred Tax Assets
                        Net operating loss carryforwards                       $      1,264,000
                        Less valuation allowance                                      1,264,000
                                                                                 ---------------
                        Total Deferred Tax Assets                              $              -
                                                                                 ===============

       As of December 31, 2002, the Company had a net operating loss carryforward for federal income tax purposes of approximately $3,160,000, which will be available to reduce future taxable income. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period. Because of the current uncertainty of realizing such tax assets in the future, a valuation allowance has been recorded equal to the amount of the net deferred tax assets, which caused the Company's effective tax rate to differ from the statutory income tax rate. The net operating loss carryforward, if not utilized, will expire between 2017 and 2022. At December 31, 2002 the valuation allowance increased by $880,000.

NOTE 14 - EQUITY INCENTIVE PLAN

       In December 2001, the Company adopted the Military Resale Group, Inc. 2001 Equity Incentive Plan (the "Incentive Plan") for the purpose of attracting, retaining and maximizing the performance of executive officers and key employees and consultants. The Company has reserved 1,500,000 shares of common stock for issuance under the Incentive Plan. The Incentive Plan has a term of ten years and provides for the grant of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options, stock appreciation rights, restricted stock awards, performance share awards and compensatory share awards. The exercise price for non-statutory stock options may be equal to or more or less than 100 percent of the fair market value of shares of common stock on the date of grant. The exercise price for incentive stock options may not be less than 100 percent of the fair market value of shares of our common stock on the date of grant (110 percent of fair market value in the case of incentive stock options granted to employees who hold more than ten percent of the voting power of issued and outstanding shares of common stock).

       Options granted under the Incentive Plan may not have a term of more than ten-years (five years in the case of incentive stock options granted to employees who hold more than ten percent of the voting power of common stock) and generally vest over a three-year period.

                           MILITARY RESALE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 14 - EQUITY INCENTIVE PLAN, Continued

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option-Pricing Model. The following assumptions were made in estimating fair value:


Dividend yield                                                    0%
Risk-free interest rate                                      2.5% - 3.6%
Expected life                                                 1-5 years
Expected volatily                                            233% - 253%

      Compensation cost charged to operations was $222,000 at December 31, 2002. Prepaid consulting costs are $58,667 at December 31, 2002. Common stock options granted under the plan during the year ended December 31, 2002 were 800,000. Exclusive of the plan, an additional 500,000 stock options were granted to Oncor Partners, Inc., a related party (see Note 5).

      The following is a summary of the status of stock options granted:
                                                                                             Number of            Weighted
                                                                                              Shares              Average
                                                                                                               Exercise Price
                                                                                          ----------------    -----------------

                           Outstanding at December 31, 2001
                           Granted                                                              1,000,000   $             0.50
                           Exercised                                                                    0
                                                                                                                             0
                           Expired                                                                      0                    0
                                                                                          ----------------    -----------------
                           Outstanding at December 31, 2001                                     1,000,000   $             0.50
                                                                                          ================    =================

                           2002

                           Granted                                                              1,300,000                 0.50
                           Exercised                                                                    0
                                                                                                              0
                           Expired                                                              1,000,000
                                                                                                              0
                                                                                          ----------------    -----------------
                           Outstanding at December 31, 2002                                     1,300,000   $             0.50
                                                                                          ================    =================

NOTE 15 - SECURITIES ISSUED FOR SERVICES

      During the year ended December 31, 2002, the Company issued an aggregate 1,675,000 of the Company's common shares to various consultants for services provided or to be provided. A consulting expense of $489,500 was recognized in 2002 and a prepaid consulting expense of $57,750 was recorded in 2002. These amounts were based on the fair market value of the shares on the date of issuance.

NOTE 16 - NEW ACCOUNTING PRONOUNCEMENTS

     Standards Implemented
       In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective May 15, 2002. SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and classified as an extraordinary item, net of tax, and makes certain other technical corrections.

                           MILITARY RESALE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 16 - NEW ACCOUNTING PRONOUNCEMENTS, Continued

        SFAS No. 145 did not have a material effect on the Company's Financial Statements.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The standard was adopted on January 1, 2002, and did not have a material impact on the Company's Financial Statements.

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations and prohibits the use of the pooling of interests method. Under the previous rules, the company used the purchase method of accounting. SFAS No. 141 also refines the definition of intangible assets acquired in a purchase business combination. As a result, the purchase price allocation of current business combinations may be different than the allocation that would have resulted under the old rules. Business combinations must be accounted for using SFAS No. 141 effective July 1, 2001.

        SFAS No. 142 eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. The company adopted SFAS No. 142 on January 1, 2002. The new rules also prohibit the amortization of goodwill associated with business combinations that closed after June 30, 2001. The adoption of SFAS No. 141 and 142 did not have a material effect on the Company's Financial Statements.

      New Standards to be Implemented
        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting and reporting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operation of a long-lived asset. SFAS No. 143 requires the recording of an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The asset is required to be depreciated over the life of the related equipment or facility, and the liability is required to be accreted each year based on a present value interest rate. The standard is effective for the company on January 1, 2003. The company has reviewed the provisions of this standard, and its adoption is not expected to have a material effect on the Company's Financial Statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Such liabilities should be recorded at fair value and updated for any changes in the fair value of each period. The company is currently evaluating the possible effect on future Financial Statements.

NOTE 17 - CONTINGENCIES

        The Company is a defendant in pending litigation regarding its former premises. The plaintiff is the former landlord, who is seeking damages for an alleged breach of the terms of several operating lease agreements for office and warehouse space located in Colorado Springs, Colorado. The Company intends to vigorously defend against such claim and also intends to pursue its counterclaims for damages caused by the landlord's constructive eviction from the premises.

                           MILITARY RESALE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 17 - CONTINGENCIES, continued

The pending litigation is in its preliminary stages, with a trial date anticipated in November 2003. The estimated contingent liability for this litigation is not expected to exceed $75,000, including the costs of defense.

NOTE 18 - SUBSEQUENT EVENTS

In February 2003 the Company entered into an agreement with an entity to act as the Company's financial advisor, investment banker and placement agent in connection with the placement of credit facilities and securities. The agreement calls for an equity retainer of 200,000 shares of restricted common stock and $5,000 per month through August 2003, as well as the following:

      A credit facility financing fee, payable in cash upon the closing of the placement of the Credit Facilities (the "Credit Facilities Closing"), equal to: 1) three percent (3.0%) of the total proceeds raised by the Company in the placement of such Credit Facilities if (i) the Investors were introduced to the Company by the Advisor and (ii) the Advisor
      substantially participated in such placement by structuring the transaction and coordinating the activities necessary and incident to the closing of the placement; or 2) one and one-half percent (1.5%) of the total proceeds raised by the Company in the placement of such Credit Facilities if (i) the Investors were not introduced to the Company by the Advisor but (ii) the Advisor, at the Company's written request, substantially participated in such placement by assisting in the structuring of the transaction and the coordination of the activities necessary and incident to the closing of the placement; or 3) no credit facilities financing fee in the placement of such Credit Facilities, if
      (i) the  Investors  were not  introduced to the Company by the Advisor and
      (ii) the Advisor was not requested by the Company to assist in the structuring of the transaction or the coordination of the activities necessary and incident to the closing of the placement (the "Credit Facilities Financing Fee").

      A debt financing fee, payable in cash upon the closing of the placement of the Debt Securities (the "Debt Closing"), equal to: 1) five percent (5.0%) of the total proceeds raised by the Company in the placement of the Debt Securities if (i) the Investors were introduced to the Company by the Advisor and (ii) the Advisor participated in such placement by structuring the transaction and coordinating the activities necessary and incident to the closing of the placement; or 2) two and one-half percent (2.5%) of the total proceeds raised by the Company in the placement of the Debt Securities, if (i) the Investors were not introduced to the Company by the Advisor but (ii) the Advisor, at the Company's participated in such placement by assisting in the structuring of the transaction and the coordination of the activities necessary and incident to the closing of the placement; or 3) no debt financing fee in the placement of such Debt Securities if (i) the Investors were not introduced to the Company by the Advisor and (ii) the Advisor was not requested by the Company to assist in the structuring of the transaction or the coordination of the activities necessary and incident to the closing of the placement (the "Debt Financing Fee").

      An equity financing fee, payable in cash upon the closing of the placement of the Equity Securities (the "Equity Closing", and collectively with the Debt Closing, the "Closings"), equal to: 1) eight percent (8.0%) of the total proceeds raised by the Company in the placement of such Equity Securities if (i) the Investors were introduced to the Company by the Advisor and (ii) the Advisor participated in such placement by structuring the transaction and coordinating the activities necessary and incident to the closing of the placement; or 2) four percent (4.0%) of the total proceeds raised by the Company in the placement of such Equity Securities, if (i) the Investors were not introduced to the Company by the Advisor but(ii) the Advisor, at the Company's participated in such placement by assisting in the structuring of the transaction and the coordination of the activities necessary and incident to the closing of the placement; or
      3) no equity  financing fee in the placement of such Equity  Securities if
      (i) the  Investors  were not  introduced to the Company by the Advisor and
      (ii) the Advisor was not requested by the Company to assist in the structuring of the transaction or the coordination of the activities necessary and incident to the closing of the placement (the "Equity Financing Fee"); and

                           MILITARY RESALE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 18 - SUBSEQUENT EVENTS, Continued

      An equity financial advisory fee, payable in warrants upon the Equity Closing, consisting of warrants to acquire shares of the common stock of the Company equal to: 1) three percent (3.0%) of the fully diluted shareholder interest of the Company after the effect of the issuance of the Equity Securities, with a strike price equal to the implied sale price per share in the placement of such Equity Securities if (i) the Investors were introduced to the Company by the Advisor and (ii) the Advisor
      substantially participated in such placement by structuring the transaction and coordinating the activities necessary and incident to the closing of the placement; or 2) one and one-half percent (1.5%) of the fully diluted shareholder interest of the Company after the effect of the issuance of the Equity Securities, with a strike price equal to the implied sale price per share in the placement of such Equity Securities if
      (i) the  Investors  were not  introduced to the Company by the Advisor but
      (ii) the Advisor, at the Company's written request, substantially participated in such placement by assisting in the structuring of the transaction and the coordination of the activities necessary and incident to the closing of the placement; or 3) no equity financing advisory fee in the placement of such Equity Securities if (i) the Investors were not introduced to the Company by the Advisor and
      (ii) the Advisor was not requested by the Company to assist in the structuring of the transaction or the coordination of the activities necessary and incident to the closing of the placement (the "Equity Advisory Fee"), with a term of five (5) years, without transfer costs and with customary and ordinary piggy-back registration rights. In no event shall an Investor be considered to be "introduced" to the Company by the Advisor if such Investor was personally known to the Company as of the date of this Agreement.

      In February 2003, the Company amended one of its consulting agreements as follows:

      Common Stock to be issued of 250,000 shares with an option to purchase 650,000 shares of the Company's common stock at the lower of $.50 per share or the price per share granted to any other advisor or employee of the Company during the term of the agreement. The agreement is for five years.

      Subsequent to year end, the Company issued 792,414 shares of common stock pursuant to consulting agreements.

      In February 2003, a capital lease obligation, secured by equipment with a net book value of $25,363, was accelerated due to non-payment. This obligation is reflected in the current portion of obligations under capital leases in the accompanying financial statements.

      In February 2003, the Company entered into a Lease Modification Agreement for its capital lease for equipment with a net book value of $57,183. The term of the lease was extended through April 2007, with no required payment for the months between November 2002 and February 2003. Minimum lease payments will increase to $2,100 for the subsequent eight months and $1,980 for the remaining forty months.

NOTE 19 - RESTATEMENT

      The Company has restated its cash flows from financing activities on the statements of cash flows for the year ended December 31, 2001, to properly disclose the proceeds received upon the issuance of the convertible notes and the payments made on the convertible notes. In addition, capital lease cash and non-cash activity were added to the statement of cash flows. There is no effect on net income as a result of this restatement.

      The Company has restated its statement of operations, statement of cash flows, and statement of stockholders' equity for the year ended December 31, 2001, to properly disclose the beneficial conversion feature resulting from the issuance of convertible debt. When convertible debt is issued with a beneficial conversion feature, a portion of the proceeds should be allocated to the intrinsic value of the conversion feature, and the resulting

                           MILITARY RESALE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 19 - RESTATEMENT, continued

discount should be amortized as additional interest expense. The discounts should be amortized from the date the security issued to the date it first becomes convertible. The intrinsic value of the conversion feature for the year ended December 31, 2001 was $35,000 and has been allocated to additional paid in capital. The expense associated with the beneficial conversion feature of $35,000 is disclosed on the statement of cash flows as an adjustment in the reconciliation of net loss and cash used in operations as well as the statement of operations as interest expense.

      For the year ended December 31, 2001, the Company has restated the financial statements to properly reflect the cost of 875,000 shares of common stock issued to employees and directors.

      As a result of these restatements, net loss for the year ended December 31, 2001 increased by $280,000 and the net loss per common share increased from ($0.08) to ($0.13).

      The Company has restated Note 5 Related Party Transactions, to disclose the value and aggregate cost of shares issued for consulting services rendered and to disclose where the cost is reflected in the financial statements for the year ended December 31, 2001. There is no effect on net income as a result of this restatement.

NOTE 20 - RECLASSIFICATIONS

      Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Colorado Springs, Colorado, on May 2, 2003.

                                     MILITARY RESALE GROUP, INC.



                                     By:  /s/ Ethan D. Hokit
                                          -------------------------------------
                                         Ethan D. Hokit
                                         President and Chief Operating Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates stated:


                SIGNATURE                                   TITLE                                DATE
  /s/ Edward T. Whelan                      Chairman of the Board, Chief Executive         May 2, 2003
  --------------------------------------      Officer  (Principal Executive Officer)
  Edward T. Whelan


  /s/ Ethan D. Hokit                        President, Chief Operating Officer, Director   May 2, 2003
  --------------------------------------      (Principal Accounting Officer and
  Ethan D. Hokit                              Principal Financial Officer)


  /s/ Richard H. Tanenbaum                  Director                                       May 2, 2003
  --------------------------------------
  Richard H. Tanenbaum

                                       28

                                  CERTIFICATION

         I, EDWARD T. WHELAN, CHIEF EXECUTIVE OFFICER of MILITARY RESALE GROUP, INC., certify that:

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 2, 2003

                                          /s/ Edward T. Whelan
                                          -----------------------------------
                                              Edward T. Whelan
                                              Chief Executive Officer

                                  CERTIFICATION

         I, ETHAN D. HOKIT, CHIEF FINANCIAL OFFICER of MILITARY RESALE GROUP, INC., certify that:

         1. I have reviewed this Annual Report on Form 10-KSB of Military Resale Group;

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 2, 2003

                                                     /s/ Ethan D. Hokit
                                                     ---------------------------
                                                         Ethan D. Hokit
                                                         Chief Financial Officer