Form 10QSB
period 2003-03-31
MILITARY RESALE GROUP INC
filed 2003-05-29
CIK 1088436

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003

           [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ___________ to ___________

                        Commission File Number 000-26463
                                               ---------

                           MILITARY RESALE GROUP, INC.
     -----------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

                        New York                                               11-2665282
    -------------------------------------------------            -------------------------------------
    (State or other jurisdiction of incorporation or             (I.R.S. Employer Identification No.)
                      organization)

                              2180 Executive Circle
                        Colorado Springs, Colorado 80906
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (719) 391-4564
              ----------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2003, there were 11,975,804 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes [  ]  No [ X ]

                           MILITARY RESALE GROUP, INC.
                                   FORM 10-QSB
                                      INDEX




                                                                                               Page No.

PART I.              Financial Information

Item 1.              Financial Statements

                     Balance Sheets - March 31, 2003 and December 31, 2002......................     1

                     Statements of Operations - Three months ended March 31, 2003 and 2002......     2

                     Statements of Cash Flows - Three months ended March 31, 2003 and 2002.....      3

                     Notes to Financial Statements..............................................     5

Item 2.              Management's Discussion and Analysis or Plan of Operation..................     9

Item 3.              Controls and Procedures....................................................    15

PART II.             Other Information

Item 2.              Changes in Securities and Use of Proceeds..................................    15

Item 6.              Exhibits and Reports on Form 8-K...........................................    16

Signatures           ...........................................................................    17

Certifications       ...........................................................................    18

ITEM 1.  FINANCIAL INFORMATION

                           MILITARY RESALE GROUP, INC.
                            CONDENSED BALANCE SHEETS

                                                                                      March 31,   December 31,
                                                                                        2003          2002
                                                                                     -----------   ----------
        Assets                                                                       (Unaudited)    (Audited)
                                                                                     -----------   -----------
Current Assets
     Cash                                                                           $     2,146    $     2,072
     Accounts receivable - trade                                                        497,805        428,037
     Inventory                                                                          218,196        227,416
     Prepaid consulting (Note 3)                                                        167,639        116,417
     Deposits                                                                            23,358         23,358
     Prepaid interest (Note 4)                                                           33,333        133,333
     Other current assets                                                                   550            618
                                                                                    -----------    -----------
       Total Current Assets                                                             943,027        931,251

Fixed Assets
     Office equipment                                                                    12,371         10,607
     Warehouse equipment                                                                159,444        159,444
     Software                                                                            16,324         16,324
                                                                                    -----------    -----------
                                                                                        188,139        186,375
     Less accumulated depreciation                                                      (91,221)       (76,229)
                                                                                    -----------    -----------
       Net Fixed Assets                                                                  96,918        110,146
                                                                                    -----------    -----------
     Total Assets                                                                     1,039,945      1,041,397
                                                                                    ===========    ===========

           Liabilities and Stockholders' Equity (Impairment)
Current Liabilities
     Accounts payable and accrued expenses                                            1,582,737      1,470,776
     Bank overdraft                                                                        --           11,068
     Other current liabilities                                                           86,814         81,726
     Current maturities of capital lease obligations                                     37,271         37,271
     Current portion of deferred rental obligation                                       11,598         21,584
     Accrued interest payable                                                            67,735         47,816
     Related party notes payable (Note 5)                                               240,000        230,000
     Convertible notes payable (Note 6)                                                 270,000        255,000
     Promissory note payable (Note 8)                                                   100,000           --
                                                                                    -----------    -----------
       Total Current Liabilities                                                      2,396,155      2,155,241
     Deferred rental obligation                                                          69,590         57,557
     Obligations under capital leases, excluding current maturities                      44,973         51,735
                                                                                    -----------    -----------
         Total Liabilities                                                            2,510,718      2,264,533

Commitments and Contingencies (Note 9)                                                     --             --

Stockholders' Equity (Impairment)
     Preferred stock, 10,000,000 shares authorized, 0 issued in 2003 and 2002              --             --
     Common stock, par value $.0001, 50,000,000 shares authorized, 11,975,804 and         1,197          1,138
11,383,390 shares issued and outstanding in 2003 and 2002, respectively
     Additional paid-in capital                                                       2,303,689      2,050,690
     Accumulated deficit                                                             (3,775,659)    (3,274,964)
                                                                                    -----------    -----------
         Total Stockholders' Equity (Impairment)                                     (1,470,773)    (1,223,136)
                                                                                    -----------    -----------
     Total Liabilities and Stockholders' Equity (Impairment)                        $ 1,039,945    $ 1,041,397
                                                                                    ===========    ===========
See notes to the financial statements

                           MILITARY RESALE GROUP, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


                                                                           2003          2002
                                                                     -------------   ------------
Revenues
     Resale revenue                                                 $  1,612,597    $  1,357,584
     Commission revenue                                                  146,366          59,674
                                                                    ------------    ------------
       Total Revenues                                                  1,758,963       1,417,258
                                                                    ------------    ------------
Cost of goods sold                                                     1,512,326       1,238,921
                                                                    ------------    ------------
     Gross Profit                                                        246,637         178,337
                                                                    ------------    ------------
Operating Expenses
     Stock based compensation (Note 5 and 7)                             206,369         115,065
     Salary and payroll taxes                                            117,138          90,165
     Professional fees                                                    64,034            --
     Occupancy                                                            59,356          55,262
     General and administrative                                          150,059         112,053
     Amortization/depreciation                                            14,991          10,627
                                                                    ------------    ------------
       Total Operating Expenses                                          611,947         383,172
                                                                    ------------    ------------
         Net Loss From Operations                                       (365,310)       (204,835)
                                                                    ------------    ------------
Other (Expenses)
     Interest expense                                                   (135,385)       (211,170)
     Loss on disposal of fixed assets                                       --              --
                                                                    ------------    ------------
       Total Other (Expense)                                            (135,385)       (211,170)
                                                                    ------------    ------------
         Net Loss                                                   $   (500,695)   $   (416,005)
                                                                    ------------    ------------

Loss Per Share (Note 2)
     Net Loss Per Common Share - basic and diluted                  $      (0.04)   $      (0.05)
                                                                    ============    ============
     Weighted average number of common shares outstanding - basic
       and diluted - basic                                            11,684,156       7,705,004
                                                                    ============    ============



See notes to the financial statements.

                           MILITARY RESALE GROUP, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                              2003         2002
                                                           ---------   -----------
Cash Flows From Operating Activities
     Net Loss                                              $(500,695)   $(416,005)
     Adjustments to reconcile net loss to net cash
       used in operating activities
       Depreciation and amortization                          14,911       10,626
       Amortization of option based interest expense         100,000         --
       Stock based compensation                              153,924      115,065
       Beneficial conversion feature                          15,000         --
       Loss on disposal of assets                               --          6,380
Changes in Assets and Liabilities
       Decrease (increase) in accounts receivable            (69,768)      56,825
       Decrease (increase) in inventory                        9,220      (63,404)
       Decrease in other assets                                   68        3,479
       (Increase) in deposits                                   --         (2,812)
       Increase in accounts payable and accrued expenses     144,873      228,336
       Increase in deferred rent obligation                    2,047         --
       Increase in other liabilities                          25,007         --
                                                           ---------    ---------

         Net Cash Used In Operating Activities              (105,413)     (61,510)
                                                           ---------    ---------

Cash Flows From Investing Activities
       Purchase of fixed assets                               (1,683)      (1,912)
                                                           ---------    ---------

Cash Flows Used In Investing Activities                       (1,683)      (1,912)
                                                           ---------    ---------

Cash Flows From Financing Activities
       Bank overdraft                                        (11,068)      (1,349)
       Payments on capital lease obligations                  (6,762)        --
       Proceeds from issuance of notes                       125,000      119,352
                                                           ---------    ---------

Cash Flows Provided By Financing Activities                  107,170      118,003
                                                           ---------    ---------

Net Increase in Cash and Cash Equivalents                         74       54,581
Cash and Cash Equivalents at Beginning of Period               2,072         --
                                                           ---------    ---------

Cash and Cash Equivalents at End of Period                 $   2,146    $  54,581
                                                           =========    =========

SUPPLEMENTAL INFORMATION
     Interest Paid                                         $     466    $   6,170
                                                           =========    =========
     Income Taxes Paid                                     $    --      $    --
                                                           =========    =========

See notes to the financial statements.

                           MILITARY RESALE GROUP, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS




Non-cash investing and financing activities:
                                                                     2003         2002
                                                                 ----------    ----------
  Issuance of stock and options in exchange for services
  to be rendered over six months
                                                                 $  205,146    $        --
                                                                 -----------   -----------
  Issuance of common stock in payment of accrued compensation    $   32,912    $        --
                                                                 ----------   -----------





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

NOTE 2 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-KSB for the year ended December 31, 2002.

NOTE 3 - PREPAID CONSULTING

     Prepaid consulting expenses are recorded in connection with common stock and options issued to consultants for future services and are amortized over the six-month agreement term. During the three months ended March 31, 2003, the Company incurred additional prepayments of $122,222 and stock-based compensation expense of $71,000.

                           MILITARY RESALE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - PREPAID INTEREST

     Prepaid interest expense is recorded in connection with the issuances of options for the extension of one of the Company's notes payable. The interest expense is being amortized over the extension period of six months, with $100,000 charged to interest expense in the current period.

NOTE 5 - RELATED PARTY TRANSACTIONS

     In January 2003, the Company entered into a one-year business consulting agreement with Edward Meyer, Jr. for marketing and managerial consulting services, and a one-year executive compensation agreement with Edward Whelan. In consideration of the services to be rendered by Mr. Whelan and Mr. Meyer, the Company will issue in respect of each month the number of shares determined by dividing $12,000 by the product of 80% and the average closing low price for the Company's common stock during each quarter. As of March 31, 2003, no shares of the Company's common stock had been issued for services rendered during the term of the agreement.

     During the three months ended March 31, 2003, the Company issued an aggregate of 96,207 shares of the Company's common stock to Mr. Meyer as consideration under the January 2002 consulting agreement for services rendered in the 4th quarter of 2002, and an aggregate of 96,207 shares of the Company's common stock to Mr. Whelan as consideration under his 2002 executive compensation agreement for services rendered in the 4th quarter of 2002. The shares issued were valued at $0.19 per share, the fair market value on the date of issuance.

     On March 11, 2003, Edward Whelan loaned the Company $10,000. The corresponding note bears interest at a rate of 8% per annum and is due on the earlier of demand or June 30, 2003.

     Subsequent to the quarter end, the Company issued 109,259 shares of the Company's common stock to each of Mr. Whelan and Mr. Meyer for the first quarter of 2003. The aggregate value of the shares issued which were expensed as accrued stock based compensation at March 31, 2003 totaled $52,445.

NOTE 6 - CONVERTIBLE NOTES

     At March 31, 2003, the Company had an aggregate of $270,000 payable in convertible notes. $20,000 of the convertible notes bear interest at 8% per annum and are due on June 30, 2002. $70,000 of the convertible notes bear interest at 8% per annum prior to June 30, 2002 and 9% per annum thereafter and are due on June 30, 2003. $180,000 of the convertible notes bear interest at 8% per annum, including $75,000 due on June 30, 2003 and $105,000 due on July 30, 2003. The terms of the Company's convertible notes provide generally that, if the convertible notes are not in default, the holders may convert, at any time and from time to time, all or a portion of the outstanding balance under each convertible note into a number of shares (subject to certain anti-dilution adjustments) of the Company's common stock that will allow the note holder to receive common stock having a market value equal to 150% of the converted balance of the note. If an event of default has occurred in respect of such convertible notes, the holder may convert the outstanding balance into a number of shares (subject to certain anti-dilution adjustments) of the Company's common stock equal to twice the number of shares the holder would have otherwise received if the convertible notes were not in default. Among other events of default, the terms of the convertible notes require the Company to register under the Securities Act of 1933 the shares its common stock issuable upon conversion of the convertible notes not later than June 30, 2003.

     The Company follows EITF 98-5 in accounting for convertible notes with "beneficial conversion features" (i.e., the notes may be converted into common stock at the lower of a fixed rate at the commitment date or a fixed discount to the market price of the underlying common stock at the conversion date). Because the Company's convertible notes contained a beneficial conversion feature on the date of issuance, the Company measured and recognized the intrinsic value of the beneficial conversion feature of the convertible notes

                           MILITARY RESALE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


     when the convertible notes were issued. During the periods ended March 31, 2003 and 2002, interest expense of $15,000 and $205,000, respectively (representing the aggregate proceeds to the Company from convertible notes issued during such periods), was recognized as the intrinsic value of the beneficial conversion feature of the convertible notes that were issued during such periods.

NOTE 7 - SECURITIES ISSUED FOR SERVICES

     During the quarter ended March 31, 2003, the Company issued an aggregate 400,000 of the Company's common shares and 650,000 common stock options to various consultants for services provided or to be provided. Consulting expense of $153,924 was recognized in 2003 and a prepaid consulting expense of $122,222 was recorded in 2003. These amounts were based on the fair market value of the shares on the date of issuance.

NOTE 8 - PROMISSORY NOTE PAYABLE

     On March 27, 2003, the Company issued a promissory note for $100,000 to Romano, Ltd. The note bears interest at 15% per annum and is due on March 26, 2004, subject to the following contingent payment terms upon the Company's raising or securing additional funding from any third party source:


Additional Funding               Terms Modification
------------------------------   --------------------------------------------------------------
$250,000                         Payment of 10% of outstanding principal and accrued interest
$500,000                         Payment of 15% of outstanding principal and accrued interest
$1,000,000 or more               Payment of 100% of outstanding principal and accrued interest


     If the Company fails to secure any of the above-referenced additional funding, nor another significant event, such as a merger or acquisition of another company, the Company will be required to pay $8,000 per month commencing on July 1, 2003 until the full obligation is paid.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     In March 2003, the Company entered into a consulting agreements for the provision of marketing and other advisory services. The agreement provides that, as compensation for such services, the Company will issue 250,000 shares of the Company's common stock and an option to purchase 650,000 shares of the Company's common stock at the lower of $.50 per share or the price per share granted to any other advisor or employee of the Company during the term of the agreement. The agreement is for six months.

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

     In February 2003, the Company entered into a lease modification agreement for its capital lease for equipment with a net book value of $57,183. The term of the lease was extended through April 2007, with no required payment for the months between November 2002 and February 2003. Minimum lease payments have increased to $2,100 through October 2003 and $1,980 for the remaining 40 months.

                           MILITARY RESALE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS

     Standard Implemented
       In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting and reporting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operation of a long-lived asset. SFAS No. 143 requires the recording of an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The asset is required to be accreted each year based on a present value interest rate. The Company implemented this standard on January 1, 2003. The adoption of this standard did not have a material effect on the Company's financial statements.

NOTE 11 - SEGMENT INFORMATION

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

     REVENUES. Total revenue for the three months ended March 31, 2003 of $1,758,963 reflected an increase of $341,705, or approximately 24.1%, compared to total revenue of $1,417,258 for the three months ended March 31, 2002. Our revenues are derived in either one of two ways. In the majority of instances, we purchase products from manufacturers and suppliers for resale to the commissaries we service. In such cases, we resell the manufacturer's or supplier's products to the commissaries at generally the same prices we pay for such products, which prices generally are negotiated between the manufacturer or supplier and the Defense Commissary Agency ("DeCA"). Revenue is recognized as the gross sales amount received by us from such sales ("resale revenues"), which includes (i) the purchase price paid by the commissary plus (ii) a negotiated storage and delivery fee paid by the manufacturer or supplier. In the remaining instances, we act as an agent for the manufacturer or supplier of the products we sell, and earn a commission paid by the manufacturer or supplier, generally in an amount equal to a percentage of the manufacturer's or supplier's gross sales amount ("commission revenues"). In such cases, revenue is recognized as the commission we receive on the gross sales amount.

     Resale revenue for the three months ended March 31, 2003 of $1,612,597 reflected an increase of $255,013, or approximately 18.8%, compared to resale revenue of $1,357,584 for the three months ended March 31, 2002. This increase was attributable primarily to the addition of the new products we began supplying to commissaries during fiscal 2002, including a line of feminine hygiene products and a line of infant feeding products supplied by Playtex Products, Inc. that we sell on a resale basis. For the three months ended March 31, 2003, approximately 40.7% of our gross profit was derived from sales involving resale revenue compared to approximately 66.5% for the three months ended March 31, 2002. During the year ended December 31, 2002, we began implementing our long-term strategy to increase the ratio of our sales of products we sell on a resale basis, rather than a commission basis, due to the payment discounts we often receive from the manufacturers and suppliers of the goods we purchase for resale. However, due to our short-term cash shortage during the three months ended March 31, 2003, we were required to lower this ratio by increasing the amount of our of sales on a commission basis, which do not require a significant cash expenditure.

     In the three months ended March 31, 2003, Playtex Products, Inc., a supplier for whom we sell products on a resale basis, suspended the sale of its products to us pending our payment of an outstanding invoice in the approximate amount of $12,000 for products previously shipped to us. To date, we have not made such payment and all sales by Playtex remain suspended. We intend to make the outstanding payment in the second quarter of 2003, and believe that, upon such payment, Playtex will resume the sale of its products to us pursuant to the terms of our agreement.

     Commission revenues for the three months ended March 31, 2003 of $146,366 reflected an increase of $86,692, or approximately 145%, compared to commission revenues of $59,674 for the three months ended March 31, 2002. For the three months ended March 31, 2003, approximately 59.3% of our gross profit was derived from sales involving commission revenues as compared to approximately 33.5% for the three months ended March 31, 2002. These increases were attributable primarily to the addition of the new products we began supplying to commissaries during the first quarter of fiscal 2003, including products distributed by Mid Valley Products, that we sell on a commission basis due to our short-term cash shortage discussed above. We cannot be certain as to whether this trend will continue; however, in the long term we are seeking to increase the ratio of our sales of products sold on a resale basis, rather than a commission basis, because we believe we can increase our profitability on such sales by taking advantage of payment discounts frequently offered by the manufacturers and suppliers of such products. Provided we can generate sufficient cash from operations or financing activities, we intend to do so by seeking to add new products that we can offer to commissaries on a resale basis from our existing manufactures and suppliers and from others with whom we do not currently have a working relationship.

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

     COST OF GOODS SOLD. Cost of goods sold consists of our cost to acquire products from manufacturers and suppliers for resale to commissaries. In instances when we sell products on a commission basis, there is no cost of goods sold because we act as an agent for the manufacturer or supplier and earn only a commission on such sales. During the three months ended March 31, 2003, cost of goods sold increased by $273,405, or approximately 22.1%, to $1,512,326 from $1,238,921 for the three months ended March 31, 2002. This increase was attributable primarily to the addition of new products that we sold on a resale basis. We cannot be certain as to whether or not this trend will continue; however, in the long term we are seeking to increase the ratio of our sales on a resale basis, as discussed above.

     GROSS PROFIT. Gross profit for the three months ended March 31, 2003 increased by approximately $91,304, or approximately 51.2%, compared to the three months ended March 31, 2002, from $178,337 for the three months ended March 31, 2002 to $246,637 for the three months ended March 31, 2003. This increase was attributable primarily to the increase in our sale of products on a commission basis that have no associated cost of good sold.

     OPERATING EXPENSES. Total operating expenses aggregated $611,947 for the three months ended March 31, 2003 as compared to $383,172 for the three months ended March 31, 2002, representing an increase of $228,475, or approximately 59.6%. The increase in total operating expenses was attributable primarily to increased professional fees of approximately $64,034 resulting primarily from the costs of the preparation of a registration statement under the Securities Act of 1933 relating to a proposed offering of equity securities; increased stock-based compensation expense of $91,034 resulting primarily from the issuance of shares of our common stock and options to purchase shares of our common stock to our consultants; and increased general and administrative expenses of $38,006 resulting primarily from increased truck rental expense and increased premiums on health workers' compensation insurance.

     INTEREST EXPENSE. Interest expense of $135,385 for the three months ended March 31, 2003 reflected an decrease of $75,785 as compared to interest expense of $211,170 for the three months ended March 31, 2002. The decrease in interest expense was attributable primarily to decreased interest expense resulting from the recognition of the beneficial conversion feature (the right to convert debt into shares of our common stock at a discount to the fair market value of our common stock) of $205,000 aggregate principal amount of convertible promissory notes issued in the three months ended March 31, 2002 as compared to $15,000 aggregate principal amount of convertible promissory notes issued in the three months ended March 31, 2003, offset by amortization of option-based interest expense of approximately $100,000 during the three months ended March 31, 2003.

     NET LOSS. Primarily as a result of the increased operating and interest expenses discussed above, we incurred a net loss of $500,695 for the three months ended March 31, 2003 as compared to a net loss of $416,005 for the three months ended March 31, 2002.

Liquidity and Capital Resources

     At March 31, 2003, we had a cash balance of approximately $2,146. Our principal source of liquidity has been borrowings. Since November 2001, we have funded our operations primarily from borrowings of approximately $600,000. In the fourth quarter of 2001 and the first half of 2002, we issued $240,000 aggregate principal amount of convertible promissory notes (the "9% convertible notes") that mature, in nearly all instances, on June 30, 2003 and bear interest at the rate of 8% per annum prior to June 30, 2002 and 9% per annum thereafter. In April 2002, $150,000 aggregate principal amount of 9% convertible notes (and $2,380 accrued interest thereon) was converted by the holders into an aggregate of 1,793,573 shares of our common stock. The remaining 9% convertible notes are convertible at any time and from time to time by the noteholders into a maximum of 1,350,000 shares of our common stock (subject to certain anti-dilution adjustments) if the 9% convertible notes are not in default, or a maximum of 2,700,000 shares of our common stock (subject to certain anti-dilution adjustments) if an event of default has occurred in respect of such notes. The terms of the 9% convertible notes require us to register under the Securities Act of 1933 the shares our common stock issuable upon conversion of the 9% convertible notes not later than June 30, 2003. In July 2002, the holders of $20,000 aggregate principal amount of convertible notes maturing on June 30, 2002 denied our request to extend the maturity until July 30, 2003. The outstanding principal and interest on such convertible notes have not yet been paid and, thus, such convertible notes are currently in default.

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

     In the second half of 2002, we issued $165,000 aggregate principal amount of convertible promissory notes (the "8% convertible notes") that mature on either June 30, 2003 or July 30, 2003 and bear interest at the rate of 8% per annum. The 8% convertible notes are convertible at any time and from time to time by the noteholders into a maximum of 2,475,000 shares of our common stock (subject to certain antidilution adjustments) if the 8% convertible notes are not in default, or a maximum of 4,950,000 shares of our common stock (subject to certain anti-dilution adjustments) if an event of default has occurred in respect of such notes. The terms of the 8% convertible notes require us to register under the Securities Act of 1933 the shares of our common stock issuable upon conversion of the 8% convertible notes not later than June 30, 2003.

     In the first quarter of 2003, we borrowed an aggregate of $10,000 from Edward T. Whelan, our Chief Executive Officer and Chairman of our Board of Directors. The loan is payable on demand and bears interest at the rate of 8% annum. The loan contains contingent payment terms which vary depending on the success of our efforts to raise additional funding.

     In January and March 2003, we issued $15,000 aggregate principal amount of convertible promissory notes that mature on June 30, 2003 and bear interest at 8% per annum. Such notes are convertible at any time and from time to time by the noteholders into a maximum of 225,000 shares of our common stock (subject to certain anti-dilution adjustments) if the convertible notes are not in default, or a maximum of
450,000 shares of our common stock (subject to certain anti-dilution adjustments) if an event of default has occurred in respect of such notes. The terms of such notes require us to register under the Securities Act of 1933 the shares of our common stock issuable upon conversion of such notes not later than June 30, 2003.

     In March 2003, we borrowed $100,000 from a single lender. The loan matures on March 26, 2004 and bears interest at 15% per annum.

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

     At March 31, 2003, we had liquid assets of $499,951, consisting of cash and accounts receivable derived from operations, and other current assets of $443,076, consisting primarily of inventory of products for sale and/or distribution and prepaid expenses. Long term assets of $188,139 consisted primarily of warehouse equipment used in operations.

     Current liabilities of $2,396,155 at March 31, 2003 consisted primarily of $1,582,737 of accounts payable and accrued expenses and $610,000 for notes payable, of which $240,000 was payable to our officers or our other affiliates.

     Our working capital deficit was $1,453,128 as of March 31, 2003 for the reasons described above.

     During the three months ended March 31, 2003, we used cash of $105,413 in operating activities primarily as a result of the net loss we incurred during this period.

     During the three months ended March 31, 2003, we used net cash of $1,683 in investing activities, all of which was used for capital expenditures.

     Financing activities, consisting primarily of proceeds from the issuance of notes payable, provided net cash of $107,170 during the three months ended March 31, 2003.


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



PART II.          OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) None.

     (b) None.

     (c) In January and March 2003, we issued $15,000 aggregate principal amount of convertible promissory notes that mature on June 30, 2003 and bear interest at 8% per annum. Such notes are convertible at any time and from time to time by the noteholders into a maximum of 225,000 shares of our common stock (subject to certain anti-dilution adjustments) if the convertible notes are not in default, or a maximum of 450,000 shares of our common stock (subject to certain anti-dilution adjustments) if an event of default has occurred in respect of such notes. The terms of such notes require us to register under the Securities Act of 1933 the shares of our common stock issuable upon conversion of such notes not later than June 30, 2003. Such notes were issued by us in reliance upon the exemption from registration provided by Section

4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid by us in connection with such issuance and such persons were `accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

     (d) None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following exhibits are filed herewith or are incorporated by reference to Exhibits previously filed.


Exhibit No.     Description
----------      -----------

    10.1 Consulting Agreement dated January 2, 2003 between our company and Edward Meyer, Jr.

    10.2 Business Consulting Agreement dated as of March 10, 2003 between our company and Martin Nielson (incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (Registration No. 333-81258)).

    99.1        Certification  of our  Principal  Executive  Officer,  Edward T.
                Whelan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2        Certification  of our  Principal  Financial  Officer,  Ethan  D.
                Hokit, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K. On May 2, 2003, the Company filed a Current Report on Form 8-K providing certifications of its Chief Executive Officer and Chief Financial Officer with respect to its Annual Report on Form 10-KSB for the year ended December 31, 2002 as required by 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley act of 2002).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Colorado Springs, Colorado on May 29, 2003.

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

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                  -------------------------------------------
                           Pursuant to 18 U.S.C. 1350
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)


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


                                      By:  /S/ EDWARD T. WHELAN
                                      ------------------------------
                                      Name:  Edward T. Whelan
                                      Title: Chief Executive Officer

May 29, 2003

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


                                               By:  /S/ ETHAN D. HOKIT
                                               ------------------------------
                                               Name:  Ethan D. Hokit
                                               Title: Chief Financial Officer

May 29, 2003

Exhibit No.     Description
----------      -----------

    10.1 Consulting Agreement dated January 2, 2003 between our company and Edward Meyer, Jr.

    10.2 Business Consulting Agreement dated as of March 10, 2003 between our company and Martin Nielson (incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form S-8 (Registration No. 333-81258)).

    99.1        Certification  of our  Principal  Executive  Officer,  Edward T.
                Whelan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2        Certification  of our  Principal  Financial  Officer,  Ethan  D.
                Hokit, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.