Form 10QSB/A
period 2002-06-30
MILITARY RESALE GROUP INC
filed 2003-06-09
CIK 1088436

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                 Amendment No. 3
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ----------- to ------------------------

                        Commission File Number 000-26463
                                               ---------

                           MILITARY RESALE GROUP, INC.
     -----------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

                    New York                        11-2665282
-----------------------------------  -----------------------------------------
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

                           MILITARY RESALE GROUP, INC.

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 3

                                      INDEX


                                                                                                                 Page No.

                   INTRODUCTORY NOTE......................................................... ..................   ii

PART I.            Financial Information

Item 1.            Financial Statements

                   Notes to Financial Statements.......................................................... .....   1


Signatures       ................................................................................................  2

Certifications   ................................................................................................  3



                                INTRODUCTORY NOTE

         We are filing this Form 10-QSB/A in order to add a new footnote to the financial statements as required by paragraph 37 of Accounting Principles Board Opinion No. 20. This Form 10-QSB/A does not necessarily reflect events occurring after the filing of Amendment No. 2 to Form 10-QSB for the quarter ended June 30, 2002.

ITEM 1.  FINANCIAL INFORMATION

  The notes to our financial statements are hereby amended to include the following additional note.


NOTE 4 - RESTATEMENT

We restated our statement of operations, statement of cash flows, and statement of stockholders' equity (deficit) for the three and six month periods ended June 30, 2002 to eliminate the recognition of certain interest expense for the beneficial conversion feature of $150,000 aggregate principal amount of convertible promissory notes issued in the first quarter of 2002 and which were converted into shares of our common stock in the second quarter of 2002

We restated our statement of operations, statement of cash flows, and statement of stockholders' equity (deficit) for the three and six month periods ended June 30, 2002 to properly disclose the beneficial conversion feature resulting from the issuance of $20,000 and $225,000 aggregate principal amount of convertible promissory notes in the three and six month periods ended June 30, 2002, respectively. When convertible debt is issued with a beneficial conversion feature, a portion of the proceeds should be allocated to the intrinsic value of the conversion feature, and the resulting discount should be amortized as additional interest expense. The discounts should be amortized from the date the security issued to the date it first becomes convertible. The intrinsic value of the conversion feature for the three and six month periods ended June 30, 2002 was $20,000 and $225,000, respectively, and have been allocated to additional paid in capital. The expense associated with this beneficial conversion feature is disclosed on the statement of cash flows as an adjustment in the reconciliation of net loss and cash used in operations as well as the statement of operations as interest expense.

We restated our statement of operations, statement of cash flows, and statement of stockholders' equity (deficit) for the three and six month periods ended June 30, 2002 to properly disclose the issuance of shares of our common stock in the three months ended June 30, 2002 to certain consultants of the Company, including Edward T. Whelan, our Chief Executive Officer.

As a result of these restatements, net loss decreased by $119,935 for the three month period ended June 30, 2002 and increased by $85,065 for the six month period ended June 30, 2002. Net loss per common share decreased by $0.01 for the three month period ended June 30, 2002 and was unchanged for six month period ended June 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Colorado Springs, Colorado on June 9, 2003.

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

                  Certification of Principal Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)


I, Edward T. Whelan, certify that:

1. I have reviewed this Amendment No. 3 to our quarterly report on Form 10-QSB/A of Military Resale Group, Inc.;

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

June 9, 2003

                  Certification of Principal Financial Officer
                           Pursuant to 18 U.S.C. 1350
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)


I, Ethan D. Hokit, certify that:

1. I have reviewed this Amendment No. 3 to our quarterly report on Form 10-QSB/A of Military Resale Group, Inc.;

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

June 9, 2003