Form 10KSB/A
period 2002-12-31
MILITARY RESALE GROUP INC
filed 2003-06-17
CIK 1088436

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                 Amendment No. 1

(Mark One)
            [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended
                      December 31, 2002
            [ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from                          to
                                                      -----------------------    --------------------------

                        Commission File Number            000-26463
                                                       ----------------

                           MILITARY RESALE GROUP, INC.
        ----------------------------------------------------------------
                 (Name of small business issuer in its charter)



                        New York                                                     11-2665282
----------------------------------------------------------      ------------------------------------------------------
    (State or other jurisdiction of incorporation or                     I.R.S. Employer Identification No.
                      organization)

        2180 Executive Circle, Colorado Springs, Colorado                                       80906
------------------------------------------------------------------                      ----------------------
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
                                                              ----------

As of March 31, 2003, the registrant had outstanding 11,975,804 shares of its common stock.

As of March 31, 2003, the aggregate market value of the registrant's common stock held by non-affiliates was $2,874,192.96 (based upon the closing price ($0.24) of the registrant's common stock on The OTC Bulletin Board on such date).

Transitional Small Business Disclosure Format (check one)    Yes [  ]  No [X]

                           MILITARY RESALE GROUP, INC.
                                  FORM 10-KSB/A
                      AMENDMENT NO. 1 TO 2002 ANNUAL REPORT



                                TABLE OF CONTENTS

                                                                       Page No.

INTRODUCTORY NOTE ....................................................    ii

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
                   SHAREHOLDER MATTERS ...............................     1


         ITEM 6.  MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OR PLAN OF OPERATION ......................     3

         ITEM 7. FINANCIAL STATEMENTS ................................     7

PART III

         ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(A)
                  OF THE EXCHANGE ACT ................................     8

         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT ACT ................................     9

         ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K ............    11

SIGNATURES ...........................................................    12

CERTIFICATIONS .......................................................    13

                                INTRODUCTORY NOTE

         We are filing this Form 10-KSB/A in order to amend our disclosure of information in Items 5, 6, 7, 9 and 11 of our Annual Report on Form 10-KSB filed with the Commission on May 2, 2003. The principal changes we made were as follows: (i) we added disclosure in Item 5 regarding sales of unregistered securities during 2001 and 2002 which were not disclosed in our Form 10-KSB,
(ii) we added disclosure in Item 6 regarding two supplier contracts and the acceleration of certain capital lease obligations, (iii) we added disclosure in
Item 9 regarding Section 16(a) beneficial ownership reporting compliance and
(iv) we revised the beneficial ownership table in Item 11 to conform to the disclosures made in recent filings with the Commission by certain beneficial owners on Forms 3 and 4. This Form 10-KSB/A does not necessarily reflect events occurring after the filing of the original Form 10-KSB.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.


RECENT SALES OF UNREGISTERED SECURITIES

2000     None.

2001

         On August 1, 2001, Military Resale Group, Inc., a Maryland corporation ("MRG-Maryland"), issued options to purchase 1,000,000 shares of its common stock to Ronald Steenbergen, a consultant. In connection with our purchase of 98.2% of the outstanding capital stock of MRG-Maryland in a reverse acquisition (the "Reverse Acquisition"), we assumed the obligations under the option. Such options were exercisable for one year at an exercise price of $0.50 per share and expired in August 2002 without having been exercised. Such options were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such person was an `accredited investor' as defined in Regulation D under the Securities Act of 1933, as amended.

         In November 2001, we issued an aggregate of 5,410,000 shares of our common stock to the eleven stockholders of MRG- Maryland in connection with the Reverse Acquisition. Such shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such persons represented to us that they were `accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

         In December 2001, we issued an aggregate of 875,000 shares of our common stock to an aggregate of 13 of our employees and directors as bonus compensation for services rendered in 2001. As no additional consideration was paid to the Company by the recipients of such shares, such issuances were not "offers" or "sales" as defined in the Securities Act of 1933, as amended, nor subject to the registration requirements of the Securities Act of 1933, as amended.

         In December 2001, we issued $35,000 aggregate principal amount of convertible notes to two purchasers. Such notes are convertible at any time and from time to time by the noteholders into a maximum of 525,000 shares of our common stock (subject to certain anti-dilution adjustments) if such convertible notes are not in default, or a maximum of 1,050,000 shares of our common stock (subject to certain anti-dilution adjustments) if an event of default has occurred in respect of such convertible notes. The terms of such convertible notes require us to register under the Securities Act of 1933 the shares our common stock issuable upon conversion of such convertible notes not later than June 30, 2003. Such notes were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such persons were `accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.


2002

         In the first six months of 2002, we issued $205,000 aggregate principal amount of convertible notes to nine purchasers. At the time of issuance, such notes were convertible at any time and from time to time by the noteholders into a maximum of 3,075,000 shares of our common stock (subject to certain anti-dilution adjustments) if such convertible notes are not in default, or a maximum of 6,150,000 shares of our common stock (subject to certain anti-dilution adjustments) if an event of default has occurred in respect of such convertible notes. The terms of such convertible notes require us to register under the Securities Act of 1933 the shares our common stock issuable upon conversion of such convertible notes not later than June 30, 2003. Such notes were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such persons were `accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

         In April 2002, we issued an aggregate of 1,993,573 restricted shares of our common stock to two holders of our convertible promissory notes in connection with the conversion of $150,000 aggregate principal amount of such notes plus $2,380 of accrued interest thereon into shares of our common stock. Such shares were issued by us in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

         In May 2002, we issued 36,775 shares of our common stock to each of Edward Meyer and Edward Whelan, our Chairman of the Board and Chief Executive Officer, pursuant to the terms of a consulting agreement. Such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such persons were `accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

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

         In August 2002, we issued an aggregate of 619,540 shares of our common stock to five consultants for services rendered. Such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such persons were `accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

         In the second half of 2002, we issued $165,000 aggregate principal amount of convertible promissory notes that mature on either June 30, 2003 or July 30, 2003 and bear interest at the rate of 8% per annum. Such notes are convertible at any time and from time to time by the noteholders into a maximum of 990,000 shares of our common stock (subject to certain anti-dilution adjustments).The terms of the such notes require us to register under the Securities Act of 1933 the shares of our common stock issuable upon conversion of the notes not later than June 30, 2003. Such notes were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such persons were `accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

         In September 2002, we issued 95,861 shares of our common stock to each of Edward Meyer and Edward Whelan, our Chairman of the Board and Chief Executive Officer (or their designees), pursuant to the terms of a consulting agreement. Such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such persons were 'accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

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

         In January 2003, we issued 96,207 shares of our common stock to each of Edward Meyer and Edward Whelan, our Chairman of the Board and Chief Executive Officer (or their designees), pursuant to the terms of a consulting agreement. Such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such persons were 'accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

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

         Resale revenue for the year ended December 31, 2002 of $6,015,406 reflected an increase of $1,455,059, or approximately 32.0%, compared to resale revenue of $4,560,347 for the year ended December 31, 2001. For the year ended December 31, 2002, approximately 61.2% of our gross profit was derived from sales involving resale revenue compared to approximately 49.1% for the year ended December 31, 2001. These increases were attributable primarily to the addition of the new products we began supplying to commissaries during the fourth quarter of fiscal 2001, including Slimfast, L'eggs, Bush Beans and Rayovac Batteries, and during fiscal 2002, including Hillshire Farm and Kahn's product groups of Sara Lee Foods-USA, that we sell on a resale basis. In addition, during the year ended December 31, 2002, we implemented our long-term strategy to increase the ratio of our sales of products we sell on a resale basis, rather than a commission basis, due to the payment discounts we often receive from the manufacturers and suppliers of the goods we purchase for resale.

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

         In March 2002, we entered into an agreement with Playtex Products, Inc. to distribute, on a resale basis, approximately 70 Stock Keeping Units (SKUs) manufactured or supplied by Playtex, including a line of feminine hygiene products and a line of infant feeding products. We have been advised by Playtex, and verified with DeCA, that sales by Playtex in 2001 to the commissaries we currently service amounted to approximately $350,000. However, there can be no assurance that our annual sales of Playtex products will reach such amount, and the amount of our actual sales of Playtex products may differ materially from the amounts sold by Playtex in 2001 as a result of one or more of the factors described above, among others. In the third quarter of 2002, Playtex Products, Inc. suspended the sale of its products to us pending our payment of an outstanding invoice in the approximate amount of $12,000 for products previously shipped to us. To date, we have not made such payment and all sales by Playtex remain suspended. We intend to make the outstanding payment in the second quarter of 2003, upon which our management believes Playtex will resume the sale of its products to us pursuant to the terms of our agreement. For the year ended December 31, 2002, approximately $38,000 of our total revenues was derived from the sale of Playtex products.

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

         In October 2002, we added to our supplier network the Hillshire Farm and Kahn's product groups of Sara Lee Foods-USA and certain consumer products distributed by Chattem, Inc. Hillshire Farm and Kahn's are product lines of packaged meats and hams. Chattem is a manufacturer of branded consumer products, principally over-the-counter healthcare products, including Aspercreme, Gold Bond, Sportscreme, Pamprin, Dexatrim, Rejuvex and Flexall. We have been advised by Sara Lee Foods-USA, and verified with DeCA, that sales of Hillshire Farm and Kahn's products in 2001 to the commissaries we currently service amounted to approximately $950,000. We have been advised by Chattem, and verified with DeCA, that sales of Chattem's line of products in 2001 to the commissaries we currently service amounted to approximately $200,000. However, there can be no assurance that our annual sales of these products will reach such amounts, and the amount of our actual sales of Hillshire Farm and Kahn's Products and Chattem products may differ materially from the amounts sold by Sara Lee Foods-USA and Chattem, respectively, in 2001. Pursuant to our agreements with Chattem, Inc. and Sara Lee Foods-USA, we purchase products for resale to commissaries. Our agreement with Sara Lee Foods-USA has a one-year term and automatically renews for successive one-year periods. It is cancelable by such supplier upon 30 days' written notice. Our agreement with Chattem, Inc. has no defined term and is cancelable by such supplier upon 30 days' written notice.

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

Liquidity and Capital Resources

         At December 31, 2002, we had a cash balance of approximately $2,100. Our principal source of liquidity has been borrowings. Since November 2001, we have funded our operations primarily from borrowings of approximately $475,000. In the fourth quarter of 2001 and the first half of 2002, we issued $240,000 aggregate principal amount of convertible promissory notes (the "9% convertible notes") that mature, in nearly all instances, on June 30, 2003 and bear interest at the rate of 8% per annum prior to June 30, 2002 and 9% per annum thereafter. In April 2002, $150,000 aggregate principal amount of 9% convertible notes (and $2,380 accrued interest thereon) was converted by the holders into an aggregate of 1,793,573 shares of our common stock. The remaining 9% convertible notes are convertible at any time and from time to time by the noteholders into a maximum of 1,350,000 shares of our common stock (subject to certain anti-dilution adjustments) if the 9% convertible notes are not in default, or a maximum of 2,700,000 shares of our common stock (subject to certain anti-dilution adjustments) if an event of default has occurred in respect of such notes. The terms of the 9% convertible notes require us to register under the Securities Act of 1933 the shares our common stock issuable upon conversion of the 9% convertible notes not later than June 30, 2003. In July 2002, the holders of $20,000 aggregate principal amount of convertible notes maturing on June 30, 2002 denied our request to extend the maturity until July 30, 2003. The outstanding principal and interest on such convertible notes have not yet been paid and, thus, such convertible notes are currently in default. We intend to repay the outstanding principal and interest on such convertible notes using cash flow generated from operations and, if necessary, through additional borrowings. Management believes that our default under such convertible notes will not have a material impact on our liquidity position, nor will it materially alter our use of capital resources.

         The terms of our 9% convertible notes and 8% convertible notes (discussed below) provide generally that, if the convertible notes are not in default, the holders may convert, at any time and from time to time, all or a portion of the outstanding balance under each convertible note into a number of shares (subject to certain anti-dilution adjustments) of our common stock that will allow the noteholder to receive common stock having a market value equal to 150% of the converted balance of the note. To achieve this result, the conversion price of such notes has been initially set at $0.50; provided, that the closing price per share of our common stock as reported on the OTC Bulletin Board on the date of conversion is at least $0.75 per share. If such closing price is less than $0.75 per share, the conversion price shall be proportionately reduced, but in no event to a conversion price that is less than $0.10 per share in the case of 9% convertible notes or $0.25 per share in the case of 8% convertible notes, to permit the noteholder to receive the number of shares discussed above. If an event of default has occurred in respect of a 9% convertible note, the holder may convert the outstanding balance into a number of shares (subject to certain anti-dilution adjustments) of our common stock equal to twice the number of shares the holder would have otherwise received if such 9% convertible note was not in default.

         In the second half of 2002, we issued $165,000 aggregate principal amount of convertible promissory notes (the "8% convertible notes") that mature on either June 30, 2003 or July 30, 2003 and bear interest at the rate of 8% per annum. The 8% convertible notes are convertible at any time and from time to time by the noteholders into a maximum of 990,000 shares of our common stock (subject to certain anti-dilution adjustments). The terms of the 8% convertible notes require us to register under the Securities Act of 1933 the shares of our common stock issuable upon conversion of the 8% convertible notes not later than June 30, 2003.

         In the first quarter of 2003, we borrowed an aggregate of $10,000 from Edward T. Whelan, our Chief Executive Officer and Chairman of our Board of Directors. The loan is payable on demand and bears interest at the rate of 10% annum.

         In January and March 2003, we issued $15,000 aggregate principal amount of convertible promissory notes that mature on June 30, 2003 and bear interest at 8% per annum. Such notes are convertible at any time and from time to time by the noteholders into a maximum of 225,000 shares of our common stock (subject to certain anti-dilution adjustments). The terms of such notes require us to register under the Securities Act of 1933 the shares of our common stock issuable upon conversion of such notes not later than June 30, 2003.

         In March 2003, we borrowed $100,000 from a single lender. The loan matures on March 26, 2004 and bears interest at 15% per annum. The loan contains contingent payment terms which vary depending on the success of our efforts to raise additional funding.

         In February 2003, one of our capital lease obligations in the approximate amount of $35,000, which is secured by equipment with a net book value of $25,363, was accelerated by the lessor due to non-payment. Management has contacted such lessor to negotiate alternative payment arrangements for this obligation. If unsuccessful, the lessor could bring suit to collect payment or foreclose upon the collateral. Any such litigation may hinder our ability to raise or obtain the capital we require or have an adverse impact on the terms upon which we are able to attract or obtain such capital.

         Our current cash levels, together with the cash flows we generate from operating activities, are not sufficient to enable us to execute our business strategy. As a result, we intend to seek additional capital through the sale of up to 5,000,000 shares of our common stock. In December 2001, we filed with the Securities and Exchange Commission a registration statement relating to such shares. Such registration statement has not yet been declared effective, and there can be no assurance that the Securities and Exchange Commission will declare such registration statement effective in the near future, if at all. In the interim, we intend to fund our operations based on our cash position and the near term cash flow generated from operations, as well as additional borrowings. In the event we are able to generate sales proceeds of at least $750,000 in our proposed offering, we believe that the net proceeds of such sale, together with anticipated revenues from sales of our products, will satisfy our capital requirements for at least the next 12 months. However, we would require additional capital to realize our strategic plan to expand distribution capabilities and product offerings. These conditions raise substantial doubt about our ability to continue as a going concern. Our actual financial results may differ materially from the stated plan of operations. Our independent auditors have indicated in its report on our 2002 financial statements that our recurring losses from operations and our difficulties in generating sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Such qualification may hinder our ability to raise or obtain the capital we require or have an adverse impact on the terms upon which we are able to attract or obtain such capital. In addition, such qualification may adversely impact our ability to attract and maintain new customer accounts.

         Assuming that we receive net proceeds of at least $750,000 from our proposed offering, we expect capital expenditures to be approximately $100,000 during the next 12 months, primarily for the acquisition of an inventory control system. It is expected that our principal uses of cash during that period will be to provide working capital, to finance capital expenditures, to repay indebtedness and for other general corporate purposes, including sales and marketing and new business development. The amount of spending for any particular purpose is dependent upon the total cash available to us and the success of our offering of common stock.

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

ITEM 7. FINANCIAL STATEMENTS.

         The revised report of Michael Johnson & Co., LLC, our independent auditors for the year ended December 31, 2001, on page F-2 attached hereto is incorporated herein by reference thereto.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(A) OF THE EXCHANGE ACT.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who beneficially own more than 10 percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10 percent shareholders are required by the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms they file.

         Based solely upon our review of the copies of such forms furnished to us during the year ended December 31, 2002, and representations made by certain persons subject to this obligation that such filings were not required to be made, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed in a timely manner, other than reports by the following persons:

     o Edward T. Whelan, one of our directors and a beneficial owner of more than 10% of our outstanding shares of common stock, failed to file (i) an Initial Statement of Beneficial Ownership of Securities on Form 3 (a "Form 3") upon his acquisition of shares, individually and as a principal stockholder of Xcel Associates, Inc. ("Xcel") and Shannon Investments, Inc., which are shareholders of the Company, in connection with our reverse acquisition of Military Resale Group, Inc., a Maryland corporation ("MRG-Maryland"), in November 2001 and
          (ii) a Statement of Changes in Beneficial Ownership on Form 4 (a "Form 4") upon several subsequent transactions, including his acquisition of compensatory shares in December 2001, his acquisition of shares during 2002 pursuant to consulting agreements and executive compensation arrangements with the Company, the acquisition of shares by Grace Holdings, Inc., a company controlled by Mr. Whelan ("Grace"), during 2002, and the disposition of shares pursuant to gifts by Xcel and Mr. Whelan in 2002.

     o Edward Meyer, a beneficial owner of more than 10% of our outstanding shares of common stock, failed to file (i) a Form 3 upon the acquisition of shares, individually and as a principal stockholder of Xcel in connection with our reverse acquisition of MRG- Maryland in November 2001 and (ii) a Form 4 upon several subsequent transactions, including his acquisition of shares during 2002 pursuant to a consulting agreement with the Company, the disposition of shares pursuant to gifts by Xcel in 2002 and the acquisition of shares pursuant to a gift in 2002.

     o Richard Tanenbaum, one of our directors and a beneficial owner of more than 10% of our outstanding shares of common stock, failed to file (i) a Form 3 upon the acquisition of shares in connection with our reverse acquisition of MRG-Maryland in November 2001 and (ii) a Form 4 upon the acquisition of shares pursuant to a gift in 2002, the acquisition of shares during 2002 by several trusts of which Mr. Tanenbaum serves as trustee and the receipt by such trusts of convertible promissory notes issued by the Company during 2002 which are convertible into shares of our common stock.

     o Ethan Hokit, one of our directors, failed to file (i) a Form 3 upon the acquisition of shares in connection with our reverse acquisition of MRG-Maryland in November 2001 and.(ii) a Form 4 upon his acquisition of compensatory shares in December 2001.

     o Atlantic Investment Trust, a beneficial owner of more than 10% of our outstanding shares of common stock, failed to file (i) a Form 3 upon the acquisition of shares during 2002 by it and Grace, its wholly-owned subsidiary, pursuant to gifts and (ii) a Form 4 upon several subsequent transactions, including the receipt of convertible promissory notes issued by the Company during 2002 which are convertible into shares of our common stock and the acquisition of shares by Grace during 2002.

         Except as disclosed, we are not aware of any transactions in our outstanding securities by or on behalf of any director, executive officer or 10 percent holder, which would require the filing of any report pursuant to Section 16(a) during the year ended December 31, 2002 that has not been filed with the Securities and Exchange Commission.

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

                                                Shares of Common
                                       -----------------------------------
                                                 Stock Owned (1)
Name and Address                           Amount                  %
-------------------------              -------------           -----------

Richard H. Tanenbaum ...................   2,696,139(2)           21.4%
7315 Wisconsin Avenue
Suite 775N
Bethesda, MD 20814

Edward T. Whelan .......................   1,976,125(3)           16.5%
135 First Street
Keyport, NJ 07735

Edward Meyer, Jr .......................   1,856,137(4)           15.5%
25 Sheffield Drive
Freehold, NJ 07728

Atlantic Investment Trust ..............   1,711,139(5)           13.6%
7315 Wisconsin Avenue
Suite 775N
Bethesda, MD 20814

The Tucker Family Spendthrift
  Trust ................................     863,454               7.2%
2500 N. Military Trail
Suite 225
Boca Raton, FL 33341

The Calvo Family Spendthrift
   Trust ...............................     863,453               7.2%
1941 SE 51st Terrace
Ocala, FL 34471

Grace Holdings, Inc. ...................     856,126               7.1%
7315 Wisconsin Avenue
Suite 775N
Bethesda, MD 20814

                                                Shares of Common
                                       -----------------------------------
                                                 Stock Owned (1)
Name and Address                           Amount                  %
-------------------------              -------------           -----------


 Ethan D. Hokit.......................    530,000(6)              4.4%
 3305 Blodgett Drive
 Colorado Springs, CO  80919

 Directors and executive officers as
   a group (three persons)............  4,346,138                34.6%

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

(2) Includes 685,000 shares owned directly by Mr. Tanenbaum, 1,711,139 shares beneficially owned by Atlantic Investment Trust, of which Mr. Tanenbaum serves as trustee, and 300,000 shares beneficially owned by Eastern Investment Trust, of which Mr. Tanenbaum serves as trustee.

(3) Includes 220,000 shares owned directly by Mr. Whelan, 856,126 shares owned of record by Grace Holdings, Inc., of which Mr. Whelan is President, 400,000 shares of record by Shannon Investments, Inc., which is controlled by Mr. Whelan for the benefit of his family, and 499,999 shares of record by Xcel Associates, Inc., of which Mr. Whelan is a principal shareholder.

(4) Includes 1,165,320 shares owned directly by Mr. Meyer, 499,999 shares owned of record by Xcel Associates, of which Mr. Meyer is a principal shareholder and 190,818 shares owned of record by Mr. Meyer's spouse.

(5) Includes 555,013 shares owned of record, 300,000 shares issuable upon the conversion of $50,000 principal amount of convertible bridge note indebtedness and 856,126 shares owned by Grace Holdings, Inc., a wholly-owned subsidiary of Atlantic Investment Trust.

(6) Includes 400,000 shares of our common stock owned of record by Mr. Hokit's spouse.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

EXHIBIT
NUMBER                                      DESCRIPTION
--------                                    -----------

10.11     Form of 9% Convertible Note.

10.14 Warehousing and Distribution Agreement dated as of May 2, 2002 between our company and Chattem Consumer Products. (Certain portions of this Exhibit have been omitted pursuant to our request for confidential treatment).

99.1 Certification of Principal Executive Officer, Edward T. Whelan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Principal Financial Officer, Ethan D. Hokit, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Colorado Springs, Colorado, on June 17, 2003.

                             MILITARY RESALE GROUP, INC.



                             By:  /s/ Ethan D. Hokit
                                  ---------------------------------------
                                 Ethan D. Hokit
                                 President and Chief Operating Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates stated:



                SIGNATURE                     TITLE                                        DATE

  /s/ Edward T. Whelan                      Chairman of the Board, Chief Executive         June 17, 2003
  --------------------------------------      Officer  (Principal Executive Officer)
  Edward T. Whelan


  /s/ Ethan D. Hokit                        President, Chief Operating Officer, Director   June 17, 2003
  --------------------------------------      (Principal Accounting Officer and
  Ethan D. Hokit                              Principal Financial Officer)


  /s/ Richard H. Tanenbaum                  Director                                       June 17, 2003
  --------------------------------------
  Richard H. Tanenbaum

                                  CERTIFICATION

         I, EDWARD T. WHELAN, CHIEF EXECUTIVE OFFICER of MILITARY RESALE GROUP, INC., certify that:

         1. I have reviewed this Amendment No. 1 to Annual Report on Form 10-KSB/A of Military Resale Group, Inc.;

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

Date:  June 17, 2003

                                      /s/ Edward T. Whelan
                                      -----------------------------------
                                          Edward T. Whelan
                                          Chief Executive Officer

                                  CERTIFICATION

         I, ETHAN D. HOKIT, CHIEF FINANCIAL OFFICER of MILITARY RESALE GROUP, INC., certify that:

         1. I have reviewed this Amendment No. 1 to Annual Report on Form 10-KSB/A of Military Resale Group;

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

Date:  June 17, 2003

                                   /s/ Ethan D. Hokit
                                   -----------------------------------
                                       Ethan D. Hokit
                                       Chief Financial Officer

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