Form 10QSB/A
period 2003-03-31
MILITARY RESALE GROUP INC
filed 2003-06-17
CIK 1088436

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                 Amendment No. 1

(Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003

            [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from           to
                                                 --------    ---------

                        Commission File Number 000-26463
                                ----------------

                          MILITARY RESALE GROUP, INC.
    -----------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)

                        New York                                                     11-2665282
----------------------------------------------------------      ------------------------------------------------------
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

                           MILITARY RESALE GROUP, INC.

                                  FORM 10-QSB/A
                                 Amendment No. 1


                                      INDEX


                                                                      Page No.


PART I.          Financial Information


Item 2.          Management's Discussion and Analysis or Plan of Operation...1

Item 6.          Exhibits and Reports on Form 8-K............................8

Signatures       ............................................................9

Certifications   ............................................................10

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

         Resale revenue for the three months ended March 31, 2003 of $1,612,597 reflected an increase of $255,013, or approximately 18.8%, compared to resale revenue of $1,357,584 for the three months ended March 31, 2002. This increase was attributable primarily to the addition of the new products we began supplying to commissaries during fiscal 2002, including Hillshire Farm and Kahn`s product groups by Sara Lee Foods-USA, that we sell on a resale basis. For the three months ended March 31, 2003, approximately 40.7% of our gross profit was derived from sales involving resale revenue compared to approximately 66.5% for the three months ended March 31, 2002. During the year ended December 31, 2002, we began implementing our long-term strategy to increase the ratio of our sales of products we sell on a resale basis, rather than a commission basis, due to the payment discounts we often receive from the manufacturers and suppliers of the goods we purchase for resale. However, due to our short-term cash shortage during the three months ended March 31, 2003, we were required to lower this ratio by increasing the amount of our of sales on a commission basis, which do not require a significant cash expenditure.

         In the second quarter of 2002, Playtex Products, Inc., a supplier for whom we sell products on a resale basis, suspended the sale of its products to us pending our payment of an outstanding invoice in the approximate amount of $12,000 for products previously shipped to us. To date, we have not made such payment and all sales by Playtex remain suspended. We intend to make the outstanding payment in the second quarter of 2003, upon which our management believes Playtex will resume the sale of its products to us pursuant to the terms of our agreement.

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

         The terms of our 9% convertible notes and 8% convertible notes (discussed below) provide generally that, if the convertible notes are not in default, the holders may convert, at any time and from time to time, all or a portion of the outstanding balance under each convertible note into a number of shares (subject to certain anti-dilution adjustments) of our common stock that will allow the noteholder to receive common stock having a market value equal to 150% of the converted balance of the note. To achieve this result, the conversion price of such notes has been initially set at $0.50; provided, that the closing price per share of our common stock as reported on the OTC Bulletin Board on the date of conversion is at least $0.75 per share. If such closing price is less than $0.75 per share, the conversion price shall be proportionately reduced, but in no event to a conversion price that is less than $0.10 per share in the case of 9% convertible notes and $0.25 in the case of 8% convertible notes, to permit the noteholder to receive the number of shares discussed above. If an event of default has occurred in respect of a 9% convertible note, the holder may convert the outstanding balance into a number of shares (subject to certain anti-dilution adjustments) of our common stock equal to twice the number of shares the holder would have otherwise received if the 9% convertible note was not in default.

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

PART II.          OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following exhibits are filed herewith or are incorporated by reference to Exhibits previously filed.


     EXHIBIT NO.    DESCRIPTION
     -----------    -----------
     99.1           Certification of our Principal Executive Officer, Edward T.
                    Whelan, pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.

     99.2           Certification of our Principal Financial Officer, Ethan D. Hokit,
                    pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Colorado Springs, Colorado on June 17, 2003.

                                 MILITARY RESALE GROUP, INC.


                                 By:  /s/ Ethan D. Hokit
                                      ---------------------------------
                                       Name:  Ethan D. Hokit
                                       Title: President (Principal
                                       Accounting Officer and Principal
                                       Financial Officer)

                  Certification of Principal Executive Officer
                           Pursuant to 18 U.S.C. 1350
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)


I, Edward T. Whelan, certify that:

1. I have reviewed this Amendment No. 1 to our quarterly report on Form 10-QSB/A of Military Resale Group, Inc.;

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


                                     By:  /s/ Edward T. Whelan
                                           Name:   Edward T. Whelan
                                          -------------------------------
                                           Title: Chief Executive Officer

June 17, 2003

                  Certification of Principal Financial Officer
                           Pursuant to 18 U.S.C. 1350
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)


I, Ethan D. Hokit, certify that:

1. I have reviewed this Amendment No. 1 to our quarterly report on Form 10-QSB/A of Military Resale Group, Inc.;

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

June 17, 2003