Form 10KSB/A
period 2002-12-31
MILITARY RESALE GROUP INC
filed 2003-07-22
CIK 1088436

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                 Amendment No. 2

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure is contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

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

Transitional Small Business Disclosure Format (check one)    Yes [  ]  No [X]

                           MILITARY RESALE GROUP, INC.
                                  FORM 10-KSB/A
                      AMENDMENT NO. 2 TO 2002 ANNUAL REPORT



                                TABLE OF CONTENTS

                                                                       Page No.

INTRODUCTORY NOTE ....................................................    ii


PART I

         ITEM 1. DESCRIPTION OF BUSINESS..............................     3

         ITEM 2. DESCRIPTION OF PROPERTY..............................    10

         ITEM 3. LEGAL PROCEEDINGS....................................    10

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..    11

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
                   SHAREHOLDER MATTERS ...............................    11


         ITEM 6.  MANAGEMENT'S DISCUSSION AND
                   ANALYSIS OR PLAN OF OPERATION .....................    14

         ITEM 7. FINANCIAL STATEMENTS ................................    20

         ITEM 8. CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE.............    21

PART III

        ITEM 9.  DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND
                   CONTROL PERSONS;  COMPLIANCE WITH SECTIONS
                   16(A) OF THE EXCHANGE ACT..........................    21

        ITEM 10. EXECUTIVE COMPENSATION...............................    23

        ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT.....................................    25

        ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......    27

        ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................    28

        ITEM 14. CONTROLS AND PROCEDURES..............................    30

        ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............    30

SIGNATURES ...........................................................    31

CERTIFICATIONS .......................................................    33

                                INTRODUCTORY NOTE

         We are filing this Amendment No. 2 to Form 10-KSB/A to incorporate in a single report all amendments to our Annual Report on Form 10-KSB filed with the Commission on May 2, 2003. The principal changes we made were as follows: (i) we added disclosure in Item 5 regarding sales of unregistered securities during 2001 and 2002 which were not disclosed in our Form 10-KSB, (ii) we added disclosure in Item 6 regarding two supplier contracts and the acceleration of certain capital lease obligations, (iii) we added disclosure in Item 9 regarding
Section 16(a) beneficial ownership reporting compliance and (iv) we revised the beneficial ownership table in Item 11 to conform to the disclosures made in recent filings by certain beneficial owners on Forms 3 and 4. This Form 10-KSB/A does not necessarily reflect events occurring after the filing of the original Form 10-KSB.

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

                                                                             High         Low
                                                                             ----         ---
                  2001
                      First Quarter (commencing January 10)............      $1.88        $0.03
                      Second Quarter...................................       0.75         0.20
                      Third Quarter....................................       2.27         0.45
                      Fourth Quarter...................................       1.32         0.32

                  2002
                      First Quarter ...................................       1.54         0.31
                      Second Quarter ..................................       0.51         0.23
                      Third Quarter....................................       0.41         0.17
                      Fourth Quarter...................................       0.43         0.13

                  2003
                      First Quarter....................................       0.40         0.11
                         Second Quarter (through April 30)..............      0.29         0.10


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


2002

         In the first six months of 2002, we issued $240,000 aggregate principal amount of convertible notes to nine purchasers. At the time of issuance, such notes were convertible at any time and from time to time by the noteholders into a maximum of 3,600,000 shares of our common stock (subject to certain anti-dilution adjustments) if such convertible notes are not in default, or a maximum of 7,200,000 shares of our common stock (subject to certain anti-dilution adjustments) if an event of default has occurred in respect of such convertible notes. The terms of such convertible notes require us to register under the Securities Act of 1933 the shares our common stock issuable upon conversion of such convertible notes not later than June 30, 2003. Such notes were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such persons were `accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

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

         In the second half of 2002, we issued $165,000 aggregate principal amount of convertible promissory notes that mature on either June 30, 2003 or July 30, 2003 and bear interest at the rate of 8% per annum. Such notes are convertible at any time and from time to time by the noteholders into a maximum of 990,000 shares of our common stock (subject to certain anti-dilution adjustments). The terms of the such notes require us to register under the Securities Act of 1933 the shares of our common stock issuable upon conversion of the notes not later than June 30, 2003. Such notes were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such persons were `accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

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

         Resale revenue for the year ended December 31, 2002 of $6,015,406 reflected an increase of $1,455,059, or approximately 32.0%, compared to resale revenue of $4,560,347 for the year ended December 31, 2001. For the year ended December 31, 2002, approximately 61.2% of our gross profit was derived from sales involving resale revenue compared to approximately 49.1% for the year ended December 31, 2001. These increases were attributable primarily to the addition of the new products we began supplying to commissaries during the fourth quarter of fiscal 2001, including Slimfast, L'eggs, Bush Beans and Rayovac Batteries, and during fiscal 2002, including Hillshire Farm and Kahn's product groups of Sara Lee Foods-USA, Inc. that we sell on a resale basis. In addition, during the year ended December 31, 2002, we implemented our long-term strategy to increase the ratio of our sales of products we sell on a resale basis, rather than a commission basis, due to the payment discounts we often receive from the manufacturers and suppliers of the goods we purchase for resale.

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

         In the first quarter of 2003, we borrowed an aggregate of $10,000 from Edward T. Whelan, our Chief Executive Officer and Chairman of our Board of Directors. The loan is payable on demand and bearbears interest at the rate of 10% per annum.


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information with respect to each of our officers or directors as of March 31, 2002:


               Name                  Age                               Position
               ----                  ---                               --------
Edward T. Whelan..................     52    Chairman of the Board and Chief Executive Officer
Ethan D. Hokit....................     64    President, Chief Operating Officer, Treasurer and Director
Richard H. Tanenbaum                   55    Director and Secretary

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

-------------------------------------------------------------------------------------------------------------------------
                                            ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
                                    -------------------------------   ---------------------------------------------------
                                                                                AWARDS                  PAYOUTS
                                                                      ------------------------- -------------------------
                                                                                   SECURITIES
                                                                       RESTRICTED  UNDERLYING                  ALL
                                                       OTHER ANNUAL       STOCK     OPTIONS/     LTIP         OTHER
NAME AND PRINCIPAL                   SALARY    BONUS   COMPENSATION       AWARD(S)    SARS      PAYOUTS   COMPENSATION
  POSITION                YEAR        ($)       ($)          ($)           ($)         (#)          ($)         ($)
     (a)                   (b)        (c)       (d)          (e)           (f)         (g)          (h)         (i)
-------------------------------------------------------------------------------------------------------------------------
Edward T. Whelan,         2000         -         -           -             -            -            -          -
Chairman and Chief        2001         -         -      $63,800(1)         -            -            -          -
Executive Officer         2002         -         -     $109,857 (2)        -            -            -          -


Ethan D. Hokit,           2000     $60,000       -           -             -            -            -          -
President and Chief       2001     $60,000       -       $9,000(3)         -            -            -          -
Operating Officer         2002     $60,000       -           -             -            -            -          -
-------------------------------------------------------------------------------------------------------------------------




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


                                                SHARES OF COMMON
                                           ----------------------------
                                                  STOCK OWNED(1)
                                           ----------------------------
     NAME AND ADDRESS                        AMOUNT              %
--------------------------------------     ----------      ------------
 Richard H. Tanenbaum.................     2,696,139(2)         21.4%
 7315 Wisconsin Avenue
 Suite 775N
 Bethesda, MD 20814

 Edward T. Whelan....................      1,976,125(3)         16.5%
 135 First Street
 Keyport, NJ 07735

 Edward Meyer, Jr.....................     1,856,137(4)         15.5%
 25 Sheffield Drive
 Freehold, NJ  07728

 Atlantic Investment Trust............     1,711,139(5)         13.6%
 7315 Wisconsin Avenue
 Suite 775N
 Bethesda, MD 20814

                                                SHARES OF COMMON
                                           ----------------------------
                                                  STOCK OWNED(1)
                                           ----------------------------
     NAME AND ADDRESS                        AMOUNT              %
--------------------------------------     ----------      ------------

 The Tucker Family Spendthrift
  Trust..............................
 2500 N. Military Trail                      863,454             7.2%
 Suite 225
 Boca Raton, FL 33341

 The Calvo Family Spendthrift
  Trust...............................
 1941 SE 51st Terrace                        863,453             7.2%
 Ocala, FL 34471

 Grace Holdings, Inc..................       856,126             7.1%
 7315 Wisconsin Avenue
 Suite 775N
 Bethesda, MD  20814


 Ethan D. Hokit.......................       530,000(6)          4.4%
 3305 Blodgett Drive
 Colorado Springs, CO  80919

 Directors and executive officers as..     4,346,138            34.6%


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

(4) Includes 1,165,320 shares owned directly by Mr. Meyer, 499,999 shares owned of record by Xcel Associates, of which Mr. Meyer is a principal shareholder, and 190,818 shares owned of record by Mr. Meyer's spouse.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

EXHIBIT
NUMBER                                               DESCRIPTION
--------                                             -----------
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

10.11    Form of 9% Convertible Note.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Colorado Springs, Colorado, on July 22, 2003.

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


                SIGNATURE                                       TITLE                                DATE

  /s/ Edward T. Whelan                      Chairman of the Board, Chief Executive            July 22, 2003
  ------------------------------------      Officer  (Principal Executive Officer)
  Edward T. Whelan


  /s/ Ethan D. Hokit                        President, Chief Operating Officer, Director      July 22, 2003
  ------------------------------------      (Principal Accounting Officer and
  Ethan D. Hokit                            Principal Financial Officer)


  /s/ Richard H. Tanenbaum                  Director                                          July 22, 2003
  ------------------------------------
  Richard H. Tanenbaum

                                  CERTIFICATION

         I, EDWARD T. WHELAN, CHIEF EXECUTIVE OFFICER of MILITARY RESALE GROUP, INC., certify that:

         1. I have reviewed this Amendment No. 2 to Annual Report on Form 10-KSB/A of Military Resale Group, Inc.;

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

Date:  July 22, 2003

                                                  /s/ Edward T. Whelan
                                                  -----------------------------
                                                      Edward T. Whelan
                                                      Chief Executive Officer

                                  CERTIFICATION

         I, ETHAN D. HOKIT, CHIEF FINANCIAL OFFICER of MILITARY RESALE GROUP, INC., certify that:

         1. I have reviewed this Amendment No. 2 to Annual Report on Form 10-KSB/A of Military Resale Group;

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

Date:  July 22, 2003

                                                 /s/ Ethan D. Hokit
                                                 ------------------------------
                                                     Ethan D. Hokit
                                                     Chief Financial Officer