Form 10QSB
period 2003-06-30
MILITARY RESALE GROUP INC
filed 2003-09-04
CIK 1088436

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                to
                                          -------------    -----------.

                        Commission File Number 000-26463
                                               ---------

                           MILITARY RESALE GROUP, INC.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

                 New York                                   11-2665282
-------------------------------------------------      ----------------------
 (State or other jurisdiction of incorporation or         (I.R.S. Employer
               organization)                              Identification No.)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2003, there were 14,222,657 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes [ ]  No [X]

                           MILITARY RESALE GROUP, INC.

                                   FORM 10-QSB


                                      INDEX

                                                                                                                 Page No.
PART I.          Financial Information

Item 1.          Financial Statements

                 Balance Sheets - June 30, 2003 and December 31, 2002..................................................1

                 Statements of Operations - three and six months ended June 30, 2003 and 2002..........................2

                 Statements of Cash Flows - three and six months ended June 30, 2003 and 2002..........................3

                 Notes to Financial Statements.........................................................................5

Item 2.          Management's Discussion and Analysis or Plan of Operation.............................................9

Item 3.          Controls and Procedures..............................................................................17

PART II.         Other Information

Item 2.          Changes in Securities and Use of Proceeds............................................................17

Item 6.          Exhibits and Reports on Form 8-K.....................................................................18

Signatures       .....................................................................................................19

Certifications   .....................................................................................................20

ITEM 1.  FINANCIAL INFORMATION


                           Military Resale Group, Inc.
                            Condensed Balance Sheets


                                                                                          June 30,         December 31,
                                                                                            2003               2002
                                                                                       ---------------    ---------------
                                                                                         (Unaudited)        (Audited)
                                                                                       ---------------    ---------------
           Assets
Current Assets
     Cash                                                                              $           820    $         2,072
     Accounts receivable - trade                                                               816,549            428,037
     Inventory                                                                                 277,751            227,416
     Prepaid consulting (Note 3)                                                               374,672            116,417
     Deposits                                                                                   23,358             23,358
     Prepaid interest (Note 4)                                                                 365,400            133,333
     Other current assets                                                                        4,474                618
                                                                                       ---------------    ---------------
       Total Current Assets                                                                  1,863,024            931,251

Fixed Assets
     Office equipment                                                                           12,372             10,607
     Warehouse equipment                                                                       159,444            159,444
     Software                                                                                   16,324             16,324
                                                                                       ---------------    ---------------
                                                                                               188,140            186,375
     Less accumulated depreciation                                                            (93,890)           (76,229)
                                                                                       ---------------    ---------------
       Net Fixed Assets                                                                         94,250            110,146
                                                                                       ---------------    ---------------
     Total Assets                                                                            1,957,274          1,041,397
                                                                                       ===============    ===============
           Liabilities and Stockholders' Equity (Impairment)
Current Liabilities
     Accounts payable and accrued expenses                                                   2,026,814          1,470,776
     Bank overdraft                                                                             14,753             11,068
     Other current liabilities                                                                 114,773             81,726
     Current maturities of capital lease obligations                                            35,093             37,271
     Current portion of deferred rental obligation                                              26,285             21,584
     Accrued interest payable                                                                   69,302             47,816
     Related party notes payable (Note 5 & 6)                                                        -            230,000
     Convertible notes payable (Note 6)                                                         65,000            255,000
     Promissory note payable (Note 8)                                                          100,000                  -
                                                                                       ---------------    ---------------
       Total Current Liabilities                                                             2,452,020          2,155,241
     Deferred rental obligation                                                                 56,950             57,557
     Obligations under capital leases, excluding current maturities                             44,972             51,735
     Convertible notes payable, less current portion (Note 6)                                  505,000                  -
                                                                                       ---------------    ---------------
         Total Liabilities                                                                   3,058,942          2,264,533

Commitment and Contingencies (Note 9)                                                                -                  -

Stockholders' Equity (Impairment)
     Preferred stock, 10,000,000 shares authorized, 0 issued in 2003 and 2002                        -                  -
     Common stock, par value $.0001, 50,000,000 shares authorized,                               1,422              1,138
       14,222,657 and 11,383,390 shares issued and outstanding in 2003 and
       2002, respectively
     Additional paid-in capital                                                              3,258,553          2,050,690
     Accumulated deficit                                                                   (4,361,643)         (3,274,964)
                                                                                       ---------------    ---------------
         Total Stockholders' Equity (Impairment)                                           (1,101,668)         (1,223,136)
                                                                                       ---------------    ---------------
     Total Liabilities and Stockholders' Equity (Impairment)                           $     1,957,274    $     1,041,397
                                                                                       ---------------    ---------------

See notes to the financial statements.

                           Military Resale Group, Inc.
                       Condensed Statements of Operations
                Three and Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)


                                                            Three Months Ended                      Six Months Ended
                                                     ----------------------------------    ----------------------------------
                                                      June 30,2003       June 30, 2002      June 30, 2003      June 30, 2002
                                                     ---------------    ---------------    ---------------    ---------------
Revenues
     Resale revenue                                  $     1,534,377    $     1,657,440    $     3,146,974    $     3,015,024
     Commission revenue                                      135,188             64,472            281,554            124,146
                                                     ---------------    ---------------    ---------------    ---------------
       Total Revenues                                      1,669,565          1,721,912          3,428,528          3,139,170
                                                     ---------------    ---------------    ---------------    ---------------
Cost of goods sold                                         1,334,367          1,457,701          2,846,693          2,696,622
                                                     ---------------    ---------------    ---------------    ---------------
     Gross Profit                                            335,198            264,211            581,835            442,548
                                                     ---------------    ---------------    ---------------    ---------------
Operating Expenses
     Stock based compensation (Note 5 and 7)                 356,484            166,329            562,853            281,394
     Salary and payroll taxes                                141,971            125,747            259,109            215,962
     Professional fees                                       136,056            107,446            200,090            200,446
     Occupancy                                                59,356             55,263            118,712            110,525
     General and administrative                              126,734            106,464            276,793            103,402
     Amortization/depreciation                                 2,670             10,626             17,661             21,253
                                                     ---------------    ---------------    ---------------    ---------------
       Total Operating Expenses                              823,271            571,875          1,435,218            932,982
                                                     ---------------    ---------------    ---------------    ---------------
         Net Loss From Operations                           (488,073)          (307,664)          (853,383)          (490,434)
                                                     ---------------    ---------------    ---------------    ---------------
Other (Expenses)
     Interest expense                                        (97,911)           (29,051)          (233,296)          (240,221)
       Total Other (Expense)                                 (97,911)           (29,051)          (233,296)          (240,221)
                                                     ---------------    ---------------    ---------------    ---------------
         Net Loss                                    $      (585,984)   $      (336,715)   $    (1,086,679)   $      (730,655)
                                                     ===============    ===============    ===============    ===============
Loss Per Share
     Net Loss Per Common Share - basic and diluted   $         (0.05)   $         (0.04)   $         (0.09)   $         (0.08)
                                                     ===============    ===============    ===============    ===============
     Weighted average number of common shares
       shares outstanding - basic and diluted             12,563,035          8,949,752         12,134,457          8,237,398
                                                     ===============    ===============    ===============    ===============


See notes to the financial statements.

                           Military Resale Group, Inc.
                       Condensed Statements of Cash Flows
                     Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)


                                                               2003          2002
                                                           -----------    -----------
Cash Flows From Operating Activities
     Net Loss                                              $(1,086,679)   $  (730,655)
     Adjustments to reconcile net loss to net cash
       used in operating activities
       Depreciation and amortization                            17,661         21,252
       Amortization of option based interest expense           133,333           --
       Stock based compensation                                491,580        281,394
       Beneficial conversion feature                            75,000
       Stock issued for interest                                  --          150,000
       Loss on disposal of assets                                6,380
Changes in Assets and Liabilities
       Decrease (increase) in accounts receivable             (388,512)       (81,939)
       Decrease (increase) in inventory                        (50,335)       (57,005)
       Decrease (increase) in other assets                      (3,856)         2,994
       (Increase) in deposits                                     --           (2,812)
       Increase in accounts payable and accrued expenses       573,950        190,497
       Increase in deferred rent obligation                      4,094           --
       Increase in other liabilities                            54,533           --
                                                           -----------    -----------

         Net Cash Used In Operating Activities                (179,231)      (219,894)
                                                           -----------    -----------

Cash Flows From Investing Activities
       Purchase of fixed assets                                 (1,765)        (1,912)
                                                           -----------    -----------

Cash Flows Used In Investing Activities                         (1,765)        (1,912)
                                                           -----------    -----------

Cash Flows From Financing Activities
       Bank overdraft                                            3,685         (1,349)
       Payments on capital lease obligations                    (8,941)          --
       Proceeds from issuance of notes                         185,000        229,234
                                                           -----------    -----------

Cash Flows Provided By Financing Activities                    179,744        227,885
                                                           -----------    -----------

Net Increase (Decrease)  in Cash and Cash Equivalents           (1,252)         6,079
Cash and Cash Equivalents at Beginning of Period                 2,072           --
                                                           -----------    -----------

Cash and Cash Equivalents at End of Period                 $       820    $     6,079
                                                           ===========    ===========

SUPPLEMENTAL INFORMATION
     Interest Paid                                         $       466    $     6,170
                                                           ===========    ===========
     Income Taxes Paid                                     $      --      $      --
                                                           -----------    -----------
See notes to the financial statements.

                           Military Resale Group, Inc.
                       Condensed Statements of Cash Flows




Non-cash investing and financing activities:


                                                                    2003             2002
                                                               --------------   --------------
Issuance of stock and options in exchange for services to be
  rendered over six months                                     $      716,202   $         --
                                                               ==============   ==============


Issuance of common stock in payment of accrued compensation    $       52,445   $         --
                                                               ==============   ==============


Issuance of stock in exchange for cancellation  of
  indebtedness of $150,000 and interest expense of $150,000
  on convertible notes                                         $         --     $      300,000
                                                               ==============   ==============


Issuance of stock options in exchange for note extensions      $      364,500   $         --
                                                               ==============   ==============




See notes to the financial statements.

                           Military Resale Group, Inc.
                          Notes to Financial Statements


NOTE 1 - NATURE OF ORGANIZATION

     We were organized under the laws of the State of New York and are a regional distributor of grocery and household items specializing in distribution to commissaries of the U. S. Military. Currently, we service six military installations located in Colorado, Wyoming and South Dakota.

     On October 15, 2001, we entered into a stock purchase agreement with Military Resale Group, Inc., a Maryland corporation that was formed on October 6, 1997 ("MRG"), pursuant to which 98.2% of MRG's stock was effectively exchanged for a controlling interest in our publicly held "shell" corporation. Concurrently with the closing of that transaction we changed our name from Bactrol Technologies, Inc. to Military Resale Group, Inc. This transaction is commonly referred to as a "reverse acquisition". For financial accounting purposes, this transaction has been treated as the issuance of stock for our net monetary assets, accompanied by a recapitalization of MRG with no goodwill or other intangible assets recorded.

     For financial reporting purposes, MRG was considered the acquirer, and therefore, the historical operating results of Bactrol Technologies, Inc. are not presented.

     The financial statements have been prepared on a going concern basis, which
     contemplates   continuity  of   operations,   realization   of  assets  and
     liquidation of liabilities in the normal course of business.

     We have suffered recurring losses from operations, and are in a working capital deficit position that raises substantial doubt about our ability to continue as a going concern.

     Our management is currently pursuing equity and/or debt financing in an effort to continue operations. The future success of our company is likely dependent on our ability to attain additional capital to develop our business and ultimately, upon our ability to attain future profitable operations. There can be no assurance that we will be successful in obtaining such financing, or that we will attain positive cash flow from operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE  2 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2002.

                           Military Resale Group, Inc.
                          Notes to Financial Statements

NOTE 3 - PREPAID CONSULTING

     Prepaid consulting expenses are recorded in connection with common stock and options issued to consultants for future services and are amortized over the agreement term. During the six months ended June 30, 2003, we incurred additional prepayments of $715,942 and stock-based compensation expense of $457,687.

NOTE 4 - PREPAID INTEREST

     Prepaid interest expense is recorded in connection with the issuance of options for the extension of our notes payable. The interest expense is being amortized over the extension period of six months, with $133,333 charged to interest expense in the current period.

NOTE 5 - RELATED PARTY TRANSACTIONS

     In January 2003, we entered into a one-year business consulting agreement with Edward Meyer, Jr. for marketing and managerial consulting services, and an executive compensation agreement with Edward Whelan, our Chief Executive Officer. In consideration of the services to be rendered by Mr. Whelan and Mr. Meyer, we will issue in respect of each month the number of shares determined by dividing $12,000 by the product of 80% and the average closing low price for our common stock during each quarter. During the three months ended June 30, 2003, we issued 218,519 shares of common stock under the terms of the agreement for the first quarter of 2003. The aggregate cost of the shares issued, which was expensed as stock based compensation, totaled $52,445.

     During the three months ended March 31, 2003 and June 30, 2003 we issued 192,414 and 218,519 shares, respectively (96,207 shares each to Mr. Whelan and Mr. Meyer), of common stock as consideration under a January 2002 consulting agreement for the fourth quarter of 2002 and the first quarter of 2003. The transactions were valued at $0.16 and $0.24 per share, respectively, the fair market value of our common stock on the date of issuance.

     On March 11, 2003, Edward Whelan loaned us $10,000. The corresponding note bears interest at a rate of 8% per annum and is due on June 3, 2006.

     Subsequent to June 30, 2003, we issued 254,545 shares of common stock to each of Mr. Whelan and Mr. Meyer for services rendered during the second quarter of 2003. The aggregate cost of the shares issued, which was expensed as accrued stock based compensation at June 30, 2003, totaled $71,273.

     On June 30, 2003, in connection with the conversion of $190,000 of demand notes to convertible notes from Edward Whelan, our Chief Executive Officer and our Chairman of the Board of directors, and companies which he controls and/or is shareholder, 1,130,000 stock options were issued. The demand notes have been modified to allow the holder to convert their notes into common stock at $0.25 per share. These convertible notes do not have a beneficial conversion feature.

     On June 30, 2003, in connection with the conversion of $25,000 of demand notes to convertible notes from cash of Ethan Hokit, our President and one of our directors, and Atlantic Investment Trust, of which Richard Tanenbaum, one of our directors, is the trustee, 25,000 stock options were issued to each of such noteholders. The demand notes have been modified to allow the holder to convert their notes into common stock at $0.25 per share. These convertible notes do not have a beneficial conversion feature.


NOTE 6 - CONVERTIBLE NOTES

     At June 30, 2003, we had an aggregate of $570,000 payable in convertible notes. $20,000 of the convertible notes bear interest at 8% per annum until June 30, 2002 and 9% thereafter and were due on June 30, 2002, $35,000 of the convertible notes bear interest at 8% per annum and were due on June 30, 2003, and a $10,000 convertible note bearing interest at 8% per annum is due September 30, 2003. On June 30, 2003, $215,000 of notes originally due on or before June 30, 2003, and $50,000 of notes originally due September 30, 2003 were extended until June 3, 2006. Such notes bear interest at 8% per annum.

                           Military Resale Group, Inc.
                          Notes to Financial Statements


NOTE 6 - CONVERTIBLE NOTES - continued

     Additionally, on June 30, 2003 $240,000 of demand notes were converted to convertible notes due June 3, 2006. $100,000 of such notes are non-interest bearing, $60,000 of such notes bear interest at 10% per annum and $80,000 of such notes bear interest at 8% per annum. In connection with the extension of the due dates and conversion of the demand notes to convertible notes 1,305,000 stock options were issued and prepaid interest of $365,400 was recorded and will be amortized over the extension period. The terms of our convertible notes provide generally that, if the convertible notes are not in default, the holders may convert, at any time and from time to time, all or a portion of the outstanding balance under each convertible note into a number of shares (subject to certain anti-dilution adjustments) of our common stock that will allow the note holder to receive common stock having a market value equal to 150% of the converted balance of the note. If an event of default has occurred in respect of such convertible notes, the holder may convert the outstanding balance into a number of shares (subject to certain anti-dilution adjustments) of our common stock equal to twice the number of shares the holder would have otherwise received if the convertible notes were not in default. Among other events of default, the terms of the convertible notes require us to register under the Securities Act of 1933 the shares of our common stock issuable upon conversion of the convertible notes not later than June 3, 2006. The demand notes have been modified to allow the holder to convert their notes into common stock at $0.25 per share. Such notes do not have a beneficial conversion feature.

     We follow EITF 98-5 in accounting for convertible notes with "beneficial conversion features" (i.e., the notes may be converted into common stock at the lower of a fixed rate at the commitment date or a fixed discount to the market price of the underlying common stock at the conversion date). Because our convertible notes contained a beneficial conversion feature on the date of issuance, we measured and recognized the intrinsic value of the beneficial conversion feature of the convertible notes when the convertible notes were issued. During the periods ended June 30, 2003 and 2002, interest expense of $75,000 and $225,000, respectively (representing the aggregate proceeds to us from convertible notes issued during such periods), was recognized as the intrinsic value of the beneficial conversion feature of the convertible notes that were issued during such periods.

NOTE 7 - SECURITIES ISSUED FOR SERVICES

     During the six months ended June 30, 2003, we issued an aggregate of 2,428,334 shares of common stock and 2,350,000 common stock options to various consultants for services provided or to be provided. Consulting expense of $491,580 was recognized in 2003 and a prepaid consulting expense of $363,422 was recorded in 2003. These amounts were based on the fair market value of the shares on the date of issuance.

NOTE 8 - PROMISSORY NOTE PAYABLE

     On March 27, 2003, we issued a promissory note for $100,000 to Romano, Ltd. The note bears interest at 15% per annum and is due on March 26, 2004, subject to the following contingent payment terms upon our raising or securing additional funding from any third-party source:

               Additional Funding                                    Terms Modification
          ------------------------------ ----------------------------------------------------------------------------
                    $250,000             Payment of 10% of outstanding principal and accrued interest
                    $500,000             Payment of 15% of outstanding principal and accrued interest
               $1,000,000 or more        Payment of 100% of outstanding principal and accrued interest

                           Military Resale Group, Inc.
                          Notes to Financial Statements

NOTE 8 - PROMISSORY NOTE PAYABLE - continued

     If we fail to secure any of the above-referenced additional funding, nor another significant event such as a merger or acquisition of another company, we will be required to pay $8,000 per month commencing on July 1, 2003 until the full obligation is paid or by March 26, 2004.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     In March 2003, we entered into a consulting agreement that provides for the issuance of 250,000 shares of common stock with an option to purchase 650,000 shares of common stock at the lower of $.50 per share or the price per share granted to any other advisor or employee of our company during the term of the agreement. The agreement is for six months, while the option expires in five years.

     In February 2003, a capital lease obligation, secured by equipment with a net book value of $25,363, was accelerated due to non-payment. This obligation is reflected in the current portion of obligations under capital leases in the accompanying financial statements.

     In February 2003, we entered into a Lease Modification Agreement for a capital lease for equipment with a net book value of $57,183. The term of the lease was extended through April 2007, with no required payment for the months between November 2002 and February 2003. Minimum lease payments have increased to $2,100 through October 2003 and $1,980 for the remaining 40 months.

     We are a defendant in pending litigation regarding our former premises. The plaintiff is the former landlord, who is seeking damages for an alleged breach of the terms of several operating lease agreements for office and warehouse space located in Colorado Springs, Colorado. We intend to vigorously defend against such claim and also intend to pursue our counterclaims for damages caused by the landlord's constructive eviction from the premises.

     The pending litigation is in its preliminary stages, with a trial date anticipated in November 2003. The estimated contingent liability for this litigation is not expected to exceed $75,000, including the costs of defense.

NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 provides accounting and reporting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operation of a long-lived asset. SFAS No. 143 requires the recording of an asset and a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists. The asset is required to be accreted each year based on a present value interest rate. We implemented this standard on January 1, 2003. The adoption of this standard did not have a material effect on our financial statements.

NOTE 11 - SEGMENT INFORMATION

     We operate primarily in a single operating segment, distributing and marketing resale grocery products to military commissaries.

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

         Prior to November 15, 2001, we did not generate any significant revenue, and accumulated no significant assets, as we explored various business opportunities. On November 15, 2001, we acquired 98.2% of the issued and outstanding capital stock of Military Resale Group, Inc., a Maryland corporation ("MRG-Maryland"), in exchange for a controlling interest in our publicly-held "shell" corporation. For financial reporting purposes, MRG-Maryland was considered the acquirer in such transaction. As a result, our historical financial statements for any period prior to November 15, 2001 are those of MRG-Maryland.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

         REVENUES. Total revenue for the three months ended June 30, 2003 of $1,669,565 reflected a decrease of $52,347, or approximately 3.0%, compared to total revenue of $1,721,912 for the three months ended June 30, 2002. Our revenues are derived in either one of two ways. In the majority of instances, we purchase products from manufacturers and suppliers for resale to the commissaries we service. In such cases, we resell the manufacturer's or supplier's products to the commissaries at generally the same prices we pay for such products, which prices generally are negotiated between the manufacturer or supplier and the Defense Commissary Agency ("DeCA"). Revenue is recognized as the gross sales amount received by us from such sales ("resale revenues"), which includes (i) the purchase price paid by the commissary plus (ii) a negotiated storage and delivery fee paid by the manufacturer or supplier. In the remaining instances, we act as an agent for the manufacturer or supplier of the products we sell, and earn a commission paid by the manufacturer or supplier, generally in an amount equal to a percentage of the manufacturer's or supplier's gross sales amount ("commission revenues"). In such cases, revenue is recognized as the commission we receive on the gross sales amount.

         Resale revenue for the three months ended June 30, 2003 of $1,534,377 reflected a decrease of $123,063, or approximately 7.4%, compared to resale revenue of $1,657,440 for the three months ended June 30, 2002. This decrease was attributable primarily to our short-term cash shortage during the three months ended June 30, 2003, which prevented us from adding new products on a resale basis due the significant cash expenditure required. For the three months ended June 30, 2003, approximately 59.7% of our gross profit was derived from sales involving resale revenue compared to approximately 75.6% for the three months ended June 30, 2002. During the year ended December 31, 2002, we began implementing our long-term strategy to increase the ratio of our sales of products we sell on a resale basis, rather than a commission basis, due to the payment discounts we often receive from the manufacturers and suppliers of the goods we purchase for resale. However, due to our short-term cash shortage during the three months ended June 30, 2003, we were required to lower this ratio by increasing the amount of our of sales on a commission basis, which do not require a significant cash expenditure.

         Commission revenues for the three months ended June 30, 2003 of $135,188 reflected an increase of $70,716, or approximately 110%, compared to commission revenues of $64,472 for the three months ended June 30, 2002. For the three months ended June 30, 2003, approximately 40.3% of our gross profit was derived from sales involving commission revenues as compared to approximately 24.4% for the three months ended June 30, 2002. These increases were attributable primarily to the addition of the new products we began supplying to commissaries during the first and second quarters of fiscal 2003, including products distributed by Mid-Valley Products, that we sell on a commission basis due to our short-term cash shortage discussed above. We cannot be certain as to whether this trend will continue; however, in the long term we are seeking to increase the ratio of our sales of products sold on a resale basis, rather than a commission basis, because we believe we can increase our profitability on such sales by taking advantage of payment discounts frequently offered by the manufacturers and suppliers of such products. Provided we can generate sufficient cash from operations or financing activities, we intend to do so by seeking to add new products that we can offer to commissaries on a resale basis from our existing manufactures and suppliers and from others with whom we do not currently have a working relationship.

         In the second quarter of 2003, we added to our supplier network the Snak King line of products distributed by Sun-Dance Distributing, Inc. and a line of frozen pies, cobblers and other dessert foods produced by Mrs. Smith's, Inc. Pursuant to our agreements with Sun-Dance Distributing and Mrs. Smith's, Inc., we purchase products for resale to commissaries. Our agreement with Sun-Dance Distributing has no defined term and may be terminated by Sun-Dance Distributing at any time. Our agreement with Mrs. Smith's Bakeries has no defined term and is cancelable by such supplier upon 30 days' written notice.

         Subsequent to June 30, 2003, we added to our supplier network the Country Pride brand of fresh chicken products made by ConAgra Foods, Inc. The Country Pride lines replaced a majority of the lines of fresh chicken products that were previously supplied to us by Tyson Foods, Inc. On August 1, 2003, the Country Pride lines became available in the commissaries we currently serve. Our agreement with ConAgra is a one-year agreement that is cancelable by ConAgra upon 30 days' written notice. Subsequent to June 30, 2003, we also added to our supplier network a line of specialty coffees made by Peaberry Coffee Ltd. and a line of smoked and pickled seafood products supplied by SeaSpecialities, Inc. Pursuant to our agreements with Peaberry Coffee and SeaSpecialities, we purchase products for resale to commissaries. Such agreements have a ten-year term and are cancelable by such suppliers upon 120 days' written notice.

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

         COST OF GOODS SOLD. Cost of goods sold consists of our cost to acquire products from manufacturers and suppliers for resale to commissaries. In instances when we sell products on a commission basis, there is no cost of goods sold because we act as an agent for the manufacturer or supplier and earn only a commission on such sales. During the three months ended June 30, 2003, cost of goods sold decreased by $123,334, or approximately 8.5%, to $1,334,367 from $1,457,701 for the three months ended June 30, 2002. This decrease was attributable primarily to the decrease in revenue from products that we sold on a resale basis during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. We cannot be certain as to whether this trend will continue; however, in the long term we are seeking to increase the ratio of our sales on a resale basis.

         GROSS PROFIT. Gross profit for the three months ended June 30, 2003 increased by approximately $70,987, or approximately 26.9%, compared to the three months ended June 30, 2002, from $264,211 for the three months ended June 30, 2002 to $335,198 for the three months ended June 30, 2003. This increase was attributable primarily to the increase in our sale of products on a commission basis that have no associated cost of good sold.

         OPERATING EXPENSES. Total operating expenses aggregated $823,271 for the three months ended June 30, 2003 as compared to $571,875 for the three months ended June 30, 2002, representing an increase of $251,396, or approximately 44.0%. The increase in total operating expenses was attributable primarily to an increase in stock-based compensation expense of $190,155 resulting primarily from the issuance of shares of our common stock and options to purchase shares of our common stock to our consultants; increased professional fees of $28,610 resulting primarily from expenses incurred in connection with our 2002 audit; increased salary and payroll taxes of $16,224; and increased general and administrative expenses of $20,270 resulting primarily from increased truck rental expense and increased premiums on health workers' compensation insurance.

         INTEREST EXPENSE. Interest expense of $97,911 for the three months ended June 30, 2003 reflected a increase of $68,860 as compared to interest expense of $29,051 for the three months ended June 30, 2002. The increase in interest expense was attributable primarily to interest expense of $60,000 resulting from the recognition of the beneficial conversion feature (the right to convert debt into shares of our common stock at a discount to the fair market value of our common stock) of $60,000 aggregate principal amount of convertible promissory notes issued in the three months ended June 30, 2003, as compared to $25,000 aggregate principal amount of convertible promissory notes issued in the three months ended June 30, 2002, and, to a lesser extent, increase borrowings.

         NET LOSS. Primarily as a result of the increased operating and interest expenses discussed above, we incurred a net loss of $585,984 for the three months ended June 30, 2003 as compared to a net loss of $336,715 for the three months ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

         REVENUES. Total revenue for the six months ended June 30, 2003 of $3,428,528 reflected an increase of $289,358, or approximately 9.2%, compared to total revenue of $3,139,170 for the six months ended June 30, 2002.

         Resale revenue for the six months ended June 30, 2003 of $3,146,974 reflected an increase of $131,950, or approximately 4.4%, compared to resale revenue of $3,015,024 for the six months ended June 30, 2002. This increase was attributable primarily to the addition of the new products we began supplying to commissaries during third and fourth quarters of fiscal 2002, including Hillshire Farm and Kahn's product groups of Sara Lee Foods -USA, that we sell on a resale basis. For the six months ended June 30, 2003, approximately 51.6% of our gross profit was derived from sales involving resale revenue compared to approximately 71.9% for the six months ended June 30, 2002.

         Commission revenues for the six months ended June 30, 2003 of $281,554 reflected an increase of $157,408, or approximately 127%, compared to commission revenues of $124,146 for the six months ended June 30, 2002. For the six months ended June 30, 2003, approximately 48.4% of our gross profit was derived from sales involving commission revenues as compared to approximately 28.1% for the six months ended June 30, 2002. These increases were attributable primarily to the addition of the new products we began supplying to commissaries during the first and second quarters of fiscal 2003, including products distributed by Mid Valley Products, that we sell on a commission basis due to our short-term cash shortage discussed above.

         COST OF GOODS SOLD. During the six months ended June 30, 2003, cost of goods sold increased by $150,071, or approximately 5.6%, to $2,846,693 from $2,696,622 for the six months ended June 30, 2002. This increase was attributable primarily to the addition of new products that we sell on a resale basis. We cannot be certain as to whether or not this trend will continue; however, in the long term we are seeking to increase the ratio of our sales on a resale basis, as discussed above.

         GROSS PROFIT. Gross profit for the six months ended June 30, 2003 increased by approximately $139,287, or approximately 31.5%, compared to the six months ended June 30, 2002, from $442,548 for the six months ended June 30, 2002 to $581,835 for the six months ended June 30, 2003. This increase was attributable primarily to the increase in our sale of products on a commission basis that have no associated cost of good sold.

         OPERATING EXPENSES. Total operating expenses aggregated $1,435,218 for the six months ended June 30, 2003 as compared to $932,982 for the six months ended June 30, 2002, representing an increase of $502,236, or approximately 53.8%. The increase in total operating expenses was attributable primarily to an increase in stock-based compensation expense of $281,459 resulting primarily from the issuance of shares of our common stock and options to purchase shares of our common stock to our consultants; increased salary and payroll taxes of $43,147; and increased general and administrative expenses of $173,391 resulting primarily from increased truck rental expense and increased premiums on health workers' compensation insurance and additional salary expenses due to the addition of office and warehouse personnel.

         INTEREST EXPENSE. Interest expense of $233,296 for the six months ended June 30, 2003 reflected a decrease of $6,925 as compared to interest expense of $240,221 for the six months ended June 30, 2002. The decrease in interest expense was attributable primarily to decreased interest expense resulting from the recognition of the beneficial conversion feature (the right to convert debt into shares of our common stock at a discount to the fair market value of our common stock) of $70,000 aggregate principal amount of convertible promissory notes issued in the six months ended June 30, 2003 (offset by amortization of option-based interest expense of approximately $133,333), as compared to $225,000 aggregate principal amount of convertible promissory notes issued in the six months ended June 30, 2002.

         NET LOSS. Primarily as a result of the increased operating discussed above, we incurred a net loss of $1,086,679 for the six months ended June 30, 2003 as compared to a net loss of $730,655 for the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003, we had a cash balance of approximately $820. Our principal source of liquidity has been borrowings. Since November 2001, we have funded our operations primarily from borrowings of approximately $820,000. Such borrowings consisted of $340,000 aggregate principal amount of demand note indebtedness, of which $240,000 was borrowed from our affiliates, and $480,000 aggregate principal amount of convertible note indebtedness, of which $120,000 was borrowed from our affiliates, pursuant to the issuance of convertible notes bearing interest at either 8% ("8% convertible notes") or 9% ("9% convertible notes") per annum and having original maturity dates between three to five months following the date of issuance of such convertible notes. At June 30, 2003, $80,000 aggregate principal amount of 9% convertible notes and $250,000 aggregate principal amount of 8% convertible notes were outstanding.

         In April 2002, $150,000 aggregate principal amount of 9% convertible notes (and $2,380 accrued interest thereon) was converted by the holders into an aggregate of 1,793,573 shares of our common stock. The remaining $80,000 aggregate principal amount of 9% convertible notes are convertible at any time and from time to time by the noteholders into a maximum of 1,200,000 shares of our common stock (subject to certain anti-dilution adjustments) if the 9% convertible notes are not in default, or a maximum of 2,400,000 shares of our common stock (subject to certain anti-dilution adjustments) if an event of default has occurred in respect of such notes. The $250,000 aggregate principal amount of 8% convertible notes outstanding are convertible at any time and from time to time by the noteholders into a maximum of 1,500,000 shares of our common stock (subject to certain anti-dilution adjustments). In nearly all instances, the terms of the 8% and 9% convertible notes require us to register under the Securities Act of 1933 the shares our common stock issuable upon conversion of the 9% convertible notes not later than June 3, 2006. In July 2002, the holders of $20,000 aggregate principal amount of 8% convertible notes maturing on June 30, 2002 denied our request to extend the maturity of their notes. In June 2003, the holders of $35,000 aggregate principal amount of 9% convertible notes maturing on June 30, 2003 and the holder of $10,000 aggregate principal amount of 8% convertible notes maturing on September 30, 2003 denied our request to extend the maturity of their notes until June 3, 2006. The outstanding principal and interest on such convertible notes maturity on June 30, 2002 and June 30, 2003 have not yet been paid and, thus, such convertible notes are currently in default.

         In June 2003, $240,000 aggregate principal amount of our demand notes with various maturity dates and $265,000 aggregate principal amount of our 8% convertible notes due June 30, 2003 or September 30, 2003, were extended to June 3, 2006. This debt represented approximately 78% of our short-term liabilities at June 30, 2003. As a result of the extension, our remaining short-term liabilities are approximately $165,000, of which $65,000 is convertible to equity. In consideration of their willingness to extend the maturity dates of such notes, we issued such noteholders five-year options to purchase 1,305,000 shares of our common stock at an exercise price of $0.25 per share. As additional consideration, we granted the holders of our demand notes who agreed to extend the maturity dates, the right to convert, at any time and from time to time, all or a portion of the outstanding balance under such notes (including accrued interest thereon) into shares of our common stock at a conversion price of $0.25. Such notes do not have a beneficial conversion feature.

         The terms of $35,000 aggregate principal amount of our 9% convertible notes and $10,000 aggregate principal amount of our 8% convertible notes provide generally that, if the convertible notes are not in default, the holders may convert, at any time and from time to time, all or a portion of the outstanding balance under each convertible note into a number of shares (subject to certain anti-dilution adjustments) of our common stock that will allow the noteholder to receive common stock having a market value equal to 150% of the converted balance of the note. To achieve this result, the conversion price of such notes has been initially set at $0.50; provided, that the closing price per share of our common stock as reported on the OTC Bulletin Board on the date of conversion is at least $0.75 per share. If such closing price is less than $0.75 per share, the conversion price shall be proportionately reduced, but in no event to a conversion price that is less than $0.10 per share in the case of 9% convertible notes or $0.25 per share in the case of 8% convertible notes, to permit the noteholder to receive the number of shares discussed above. If an event of default has occurred in respect of a 9% convertible note, the holder may convert the outstanding balance into a number of shares (subject to certain anti-dilution adjustments) of our common stock equal to twice the number of shares the holder would have otherwise received if such 9% convertible note was not in default.

         The terms of our remaining 8% convertible notes are convertible into shares of our common stock at a price of $0.25 per share (subject to certain anti-dilution adjustments). The terms of our remaining 9% convertible notes provide generally that, if the convertible notes are not in default, the holders may convert, at any time and from time to time, all or a portion of the outstanding balance under each convertible note into a number of shares (subject to certain anti-dilution adjustments) of our common stock that will allow the noteholder to receive common stock having a market value equal to 150% of the converted balance of the note. To achieve this result, the conversion price of such notes has been initially set at $0.25; provided, that the closing price per share of our common stock as reported on the OTC Bulletin Board on the date of conversion is at least $0.375 per share. If such closing price is less than $0.375 per share, the conversion price shall be proportionately reduced, but in no event to a conversion price that is less than $0.10 per share. If an event of default has occurred in respect of a 9% convertible note, the holder may convert the outstanding balance into a number of shares (subject to certain anti-dilution adjustments) of our common stock equal to twice the number of shares the holder would have otherwise received if such 9% convertible note was not in default.

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

         Our current cash levels, together with the cash flows we generate from operating activities, are not sufficient to enable us to execute our business strategy. As a result, we intend to seek additional capital through the sale of up to 5,000,000 shares of our common stock. In December 2001, we filed with the Securities and Exchange Commission a registration statement relating to such shares. Such registration statement has not yet been declared effective, and there can be no assurance that the Securities and Exchange Commission will declare such registration statement effective in the near future, if at all. In the interim, we intend to fund our operations based on our cash position and the near term cash flow generated from operations, as well as additional borrowings. In the event we are able to generate sales proceeds of at least $1,000,000 in our proposed offering, we believe that the net proceeds of such sale, together with anticipated revenues from sales of our products, will satisfy our capital requirements for at least the next 12 months. However, we would require additional capital to realize our strategic plan to expand distribution capabilities and product offerings. These conditions raise substantial doubt about our ability to continue as a going concern. Our actual financial results may differ materially from the stated plan of operations. Our independent auditors have indicated in its report on our 2002 financial statements that our recurring losses from operations and our difficulties in generating sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Such qualification may hinder our ability to raise or obtain the capital we require or have an adverse impact on the terms upon which we are able to attract or obtain such capital. In addition, such qualification may adversely impact our ability to attract and maintain new customer accounts.

         Assuming that we receive net proceeds of at least $1,000,000 from our proposed offering, we expect capital expenditures to be approximately $100,000 during the next 12 months, primarily for the acquisition of an inventory control system. It is expected that our principal uses of cash during that period will be to provide working capital, to finance capital expenditures, to repay indebtedness and for other general corporate purposes, including sales and marketing and new business development. The amount of spending for any particular purpose is dependent upon the total cash available to us and the success of our offering of common stock.

         At June 30, 2003, we had liquid assets of $817,369, consisting of cash and accounts receivable derived from operations, and other current assets of $1,045,655, consisting primarily of inventory of products for sale and/or distribution and prepaid expenses. Long term assets of $188,140 consisted primarily of warehouse equipment used in operations.

         Current liabilities of $2,452,020 at June 30, 2003 consisted primarily of $2,026,814 of accounts payable and accrued expenses and $165,000 for notes payable.

         Our working capital deficit was $588,996 as of June 30, 2003 for the reasons described above.

         During the six months ended June 30, 2003, we used cash of $179,231 in operating activities primarily as a result of the net loss we incurred during this period.

         During the six months ended June 30, 2003, we used net cash of $1,765 in investing activities, all of which was used for capital expenditures.

         Financing  activities,   consisting  primarily  of  proceeds  from  the
issuance of notes payable, provided net cash of $179,744 during the six months ended June 30, 2003.

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


PART II.          OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) None.

         (b) None.

         (c) In May and June 2003, we issued $60,000 aggregate principal amount of convertible promissory notes with original maturity dates of September 30, 2003 that, as amended, mature on June 3, 2006 and bear interest at 8% per annum. Such notes are convertible at any time and from time to time by the noteholders into a maximum of 360,000 shares of our common stock (subject to certain anti-dilution adjustments). The terms of such notes require us to register under the Securities Act of 1933 the shares of our common stock issuable upon conversion of such notes not later than June 3, 2006, except for $10,000 aggregate principal amount of such notes which require us to register such shares not later than September 30, 2003. In connection with the sale of such notes, we issued 400,000 shares to the noteholders. Such note and shares were issued by us in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid by us in connection with such issuance and such persons were `accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

         In May 2003, we issued 109,259 shares of our common stock to one of our consultants for services rendered during the first quarter of 2003. Such shares were issued by us in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid by us in connection with such issuance and such person was an `accredited investor' as defined in Regulation D under the Securities Act of 1933, as amended.

         In May 2003, we issued 109,259 shares of our common stock to our Chief Executive Officer as compensation for services rendered during the first quarter of 2003. Such shares were issued by us in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid by us in connection with such issuance and such person was an `accredited investor' as defined in Regulation D under the Securities Act of 1933, as amended.

         In June 2003, we issued 595,000 shares of our common stock and warrants to purchase 1,000,000 shares of our common stock to a consultant for services rendered. Such shares and warrants were issued by us in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid by us in connection with such issuance and such persons were `accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

         In June 2003, we issued an aggregate of 133,334 shares of our common stock to two consultants for services rendered. Such shares were issued by us in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid by us in connection with such issuance and such persons were `accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

         In June 2003, we issued options to purchase 1,305,000 shares of our common stock to holders of our 8% and 9% convertible notes in consideration of their willingness to extend the maturity dates of such notes until June 3, 2006. Such options were issued by us in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid by us in connection with such issuance and such persons were `accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

         (d) None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following exhibits are filed herewith or are incorporated by reference to Exhibits previously filed.

EXHIBIT
   NO.   DESCRIPTION
-------  -----------

10.1 Consigned Distributor Agreement dated July 21, 2003 between the Company and ConAgra Poultry Company.

31.1 Certification of our Principal Executive Officer, Edward T. Whelan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of our Principal Financial Officer, Ethan D. Hokit, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of our Principal Executive Officer, Edward T. Whelan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of our Principal Financial Officer, Ethan D. Hokit, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Colorado Springs, Colorado on September 3, 2003.

                             MILITARY RESALE GROUP, INC.


                             By:  /s/ Ethan D. Hokit
                                  ----------------------------------------
                                  Name:   Ethan D. Hokit
                                  Title:  President (Principal Accounting
                                          Officer and Principal Financial
                                          Officer)

                                  CERTIFICATION
                           PURSUANT TO 18 U.S.C. 1350
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

         I, EDWARD T. WHELAN, CHIEF EXECUTIVE OFFICER of MILITARY RESALE GROUP, INC., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Military Resale Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  September 3, 2003

                                     /s/ Edward T. Whelan
                                     -----------------------------------
                                         Edward T. Whelan
                                         Chief Executive Officer

                                  CERTIFICATION
                           PURSUANT TO 18 U.S.C. 1350
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

         I, ETHAN D. HOKIT, CHIEF FINANCIAL OFFICER of MILITARY RESALE GROUP, INC., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Military Resale Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date:  September 3, 2003

                                              /s/ Ethan D. Hokit
                                              --------------------------------
                                                  Ethan D. Hokit
                                                  Chief Financial Officer