Form 10QSB
period 2003-09-30
MILITARY RESALE GROUP INC
filed 2003-11-26
CIK 1088436

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2003

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________________ to ____________.

                        Commission File Number 000-26463
                                               ---------

                           MILITARY RESALE GROUP, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

            New York                                     11-2665282
----------------------------------           ----------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2003, there were 16,273,867 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           MILITARY RESALE GROUP, INC.

                                   FORM 10-QSB


                                      INDEX


                                                                                                  Page No.
                                                                                                  --------
PART I. Financial Information

Item 1. Financial Statements
        Balance Sheets - September 30, 2003 and December 31, 2002....................................1

        Statements of Operations - three and nine months ended September 30, 2003 and 2002...........2

        Statements of Cash Flows -nine months ended September 30, 2003 and 2002......................3

        Notes to Financial Statements................................................................5

Item 2. Management's Discussion and Analysis or Plan of Operation....................................9

Item 3. Controls and Procedures.....................................................................17

PART II. Other Information

Item 2. Changes in Securities and Use of Proceeds...................................................17

Item 6. Exhibits and Reports on Form 8-K............................................................18

Signatures..........................................................................................19

Certifications......................................................................................20

ITEM 1.  FINANCIAL INFORMATION

                           Military Resale Group, Inc.
                            Condensed Balance Sheets

                                                                                          September 30,      December 31,
                                                                                              2003               2002
                                                                                           (Unaudited)         (Audited)
                                                                                         ----------------  -----------------
                                     Assets
Current Assets
     Cash                                                                                $           631   $          2,072
     Accounts receivable - trade                                                                 598,929            428,037
     Inventory                                                                                   253,818            227,416
     Prepaid consulting (Note 3)                                                                 406,947            116,417
     Deposits                                                                                     28,358             23,358
     Prepaid interest (Note 4)                                                                   333,953            133,333
     Other current assets                                                                             22                618
                                                                                         ----------------  -----------------
       Total Current Assets                                                                    1,622,658            931,251

Fixed Assets
     Office equipment                                                                             12,372             10,607
     Warehouse equipment                                                                         159,444            159,444
     Software                                                                                     16,324             16,324
                                                                                         ----------------  -----------------
                                                                                                 188,140            186,375
     Less accumulated depreciation                                                              (98,823)           (76,229)
       Net Fixed Assets                                                                           89,317            110,146
                                                                                         ----------------  -----------------
     Total Assets                                                                              1,711,975          1,041,397
           Liabilities and Stockholders' Equity (Impairment)
Current Liabilities
     Accounts payable and accrued expenses                                                     1,902,216          1,470,776
     Bank overdraft                                                                                7,616             11,068
     Due to related parties                                                                       40,944                  -
     Other current liabilities                                                                   126,864             81,726
     Current maturities of capital lease obligations                                              44,273             37,271
     Current portion of deferred rental obligation                                                   682             21,584
     Accrued interest payable                                                                     86,398             47,816
     Related party notes payable (Note 5 & 6)                                                          -            230,000
     Convertible notes payable - current  (Note 6)                                                85,000            255,000
     Promissory note payable (Note 8)                                                             89,210                  -
                                                                                         ----------------  -----------------
       Total Current Liabilities                                                               2,383,203          2,155,241
     Deferred rental obligation                                                                   83,917             57,557
     Obligations under capital leases, excluding current maturities                               45,878             51,735
     Related party convertible notes payable, less current portion (Note 5&6)                    350,000                  -
     Convertible notes payable - other, less current portion (Note 6)                            170,000                  -
                                                                                         ----------------  -----------------
         Total Liabilities                                                                     3,032,998          2,264,533
Commitment and Contingencies (Note 9)                                                                  -                  -

Stockholders' Equity (Impairment)
     Preferred stock, 10,000,000 shares authorized, 0 issued in 2003 and 2002                          -                  -
     Common stock, par value $.0001, 50,000,000 shares authorized,
       16,273,867 and 11,383,390 shares issued and outstanding in 2003 and                         1,627              1,138
       2002, respectively
     Additional paid-in capital                                                                3,789,625          2,050,690
     Accumulated deficit                                                                     (5,112,275)        (3,274,964)
                                                                                         ----------------  -----------------
         Total Stockholders' Equity (Impairment)                                             (1,321,023)        (1,223,136)
                                                                                         ----------------  -----------------
     Total Liabilities and Stockholders' Equity (Impairment)                             $     1,711,975   $      1,041,397
                                                                                         ================  =================

See notes to the financial statements.

                           Military Resale Group, Inc.
                       Condensed Statements of Operations
             Three and Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)



                                                               Three Months Ended                    Nine Months Ended
                                                        September 30,      September 30,      September 30,     September 30,
                                                            2003               2002               2003               2002
                                                        ------------       ------------       ------------       ------------
Revenues
     Resale revenue                                     $  1,143,846       $  1,548,384       $  4,290,820       $  4,561,198
     Commission revenue                                       83,095            102,706            364,649            226,690
                                                        ------------       ------------       ------------       ------------

       Total Revenues                                      1,226,941          1,651,090          4,655,469          4,787,888
                                                        ------------       ------------       ------------       ------------
Cost of goods sold                                         1,136,929          1,373,106          3,983,622          4,069,592
                                                        ------------       ------------       ------------       ------------
     Gross Profit                                             90,012            277,984            671,847            718,296
                                                        ------------       ------------       ------------       ------------


Operating Expenses

     Stock based compensation (Note 5 and 7)                 465,313            324,872          1,028,166            606,266
     Salary and payroll taxes                                 93,280            146,923            352,389            362,885
     Professional fees                                        76,535             73,044            276,625            273,134
     Occupancy                                                58,673             55,262            177,385            165,787
     General and administrative                              116,587            134,592            393,380            238,350
     Amortization/depreciation                                 4,933             15,160             22,594             36,413
                                                        ------------       ------------       ------------       ------------

       Total Operating Expenses                              815,321            749,853          2,250,539          1,682,835
                                                        ------------       ------------       ------------       ------------

         Net Loss From Operations                           (725,309)          (471,869)        (1,578,692)          (964,539)
                                                        ------------       ------------       ------------       ------------

Other Income (Expenses)
     Interest expense                                        (25,459)          (115,563)          (258,755)          (355,826)
     Interest income                                             136                367                136                409
                                                        ------------       ------------       ------------       ------------
       Total Other (Expense)                                 (25,323)          (115,196)          (258,619)          (355,417)
                                                        ------------       ------------       ------------       ------------

         Net Loss                                       $   (750,632)      $   (587,065)      $ (1,837,311)      $ (1,319,956)
                                                        ============       ============       ============       ============

Loss Per Share

     Net Loss Per Common Share - and diluted            $      (0.05)      $      (0.06)      $      (0.14)      $      (0.14)
                                                        ============       ============       ============       ============


     Weighted average number of shares
        outstanding - basic and diluted                   15,514,144          9,072,396         13,272,178          9,460,023
                                                        ============       ============       ============       ============


See notes to the financial statements.

                           Military Resale Group, Inc.
                       Condensed Statements of Cash Flows
                  Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                 2003              2002
                                                              -----------       -----------

Cash Flows From Operating Activities
     Net Loss                                                 $(1,837,311)      $(1,319,956)
     Adjustments to reconcile net loss to net cash
       used in operating activities
       Depreciation and amortization                               22,594            36,244
       Amortization of option based interest expense              164,780                --
       Stock based compensation                                   972,582           606,266
       Beneficial conversion feature                               43,000           225,000
       Stock issued in lieu of debt                                    --           150,000
       Stock issued for interest                                       --           150,000
       Loss on disposal of assets                                      --             6,380
     Changes in Assets and Liabilities
       Decrease (increase) in accounts receivable                (170,892)         (361,305)
       Decrease (increase) in inventory                           (26,402)          (29,646)
       Decrease (increase) in other assets                            596             2,994
       (Increase) in deposits                                      (5,000)           (2,812)
       Increase in accounts payable and accrued expenses          539,806           384,175
       Increase in deferred rent obligation                         5,458                --
       Increase in due to related parties                          40,944                --
       Decrease in other liabilities                               (2,678)               --
                                                              -----------       -----------

         Net Cash Used In Operating Activities                   (252,523)         (152,660)
                                                              -----------       -----------

Cash Flows From Investing Activities
       Purchase of fixed assets                                    (1,765)           (4,493)
                                                              -----------       -----------

Cash Flows Used In Investing Activities                            (1,765)           (4,493)
                                                              -----------       -----------

Cash Flows From Financing Activities
       Bank overdraft                                              (3,452)           (1,349)
       Payments on capital lease obligations                       (2,911)               --
       Proceeds from issuance of notes                            220,000           176,050
       Payments on notes payable                                  (10,790)               --
       Stock purchases for cash                                    50,000                --
                                                              -----------       -----------

Cash Flows Provided By Financing Activities                       252,847           174,701
                                                              -----------       -----------



Net Increase (Decrease)  in Cash and Cash Equivalents              (1,441)           17,548
Cash and Cash Equivalents at Beginning of Period                    2,072                --
                                                              -----------       -----------

Cash and Cash Equivalents at End of Period                    $       631       $    17,548
                                                              ===========       ===========
SUPPLEMENTAL INFORMATION
     Interest Paid                                            $     7,833       $     6,170
                                                              ===========       ===========

     Income Taxes Paid                                        $        --       $        --
                                                              ===========       ===========


See notes to the financial statements.

                           Military Resale Group, Inc.
                       Condensed Statements of Cash Flows


Non-cash investing and financing activities:


                                                                    2003          2002
                                                                  --------      --------
Issuance of stock and options in exchange for services to be
  rendered over six months to one year                            $960,839      $     --
                                                                  ========      ========
Issuance of common stock in payment of accrued compensation       $121,171      $     --
                                                                  ========      ========
Issuance of stock in exchange for cancellation  of
  indebtedness of $150,000 and interest expense of $150,000
  on convertible notes                                            $     --      $300,000
                                                                  ========      ========
Issuance of stock options in exchange for note extensions         $365,400      $     --
                                                                  ========      ========




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

NOTE 2 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-KSB for the year ended December 31, 2002.

NOTE 3 - PREPAID CONSULTING

     Prepaid consulting expenses are recorded in connection with common stock and options issued to consultants for future services and are amortized over the agreement term. During the nine months ended September 30, 2003, we incurred additional prepayments of $941,306 and stock-based compensation expense of $650,776.

NOTE 4 - PREPAID INTEREST

     Prepaid interest expense is recorded in connection with the issuance of options for the extension of our notes payable. The interest expense is being amortized over the extension period, with $164,780 charged to interest expense in the current period.

NOTE 5 - RELATED PARTY TRANSACTIONS

     In January 2003, we entered into a one-year business consulting agreement with Edward Meyer, Jr. for marketing and managerial consulting services, and an executive compensation agreement with Edward Whelan, our Chief Executive Officer. In consideration of the services to be rendered by Mr. Whelan and Mr. Meyer, we will issue in respect of each month the number of shares determined by dividing $12,000 by the product of 80% and the average closing low price for our common stock during each quarter. During the nine months ended September 30, 2003, we issued 473,063 shares of common stock under the terms of the agreement for the first and second quarters of 2003. The aggregate cost of the shares issued, which were expensed as stock based compensation, totaled $121,171.

     During the nine months ended September 30, 2003, we issued 192,414, 218,519 and 254,545 shares of common stock as consideration under a January 2002 and 2003 consulting and compensation agreements for the fourth quarter of 2002 and the first and second quarters of 2003, respectively (332,738 shares each to Mr. Whelan and Mr. Meyer, or their respective designees).
     The transactions were valued at $0.16, $0.24 and $0.27 per share, respectively, the fair market value of our common stock on the date of issuance.

     On March 11, 2003, Edward Whelan loaned us $10,000. The corresponding note bears interest at a rate of 8% per annum and is due on June 3, 2006.

     On June 30, 2003, in connection with the conversion of $190,000 of demand notes to convertible notes from Edward Whelan, our Chief Executive Officer and our Chairman of the board of directors, and companies which he controls and/or is shareholder, 1,130,000 stock options were issued. The demand notes have been modified to allow the holder to convert their notes into shares of our common stock at $0.25 per share. These convertible notes do not have a beneficial conversion feature.

     On June 30, 2003, in connection with the conversion of $25,000 of demand notes to convertible notes from each of Ethan Hokit, our President and one of our directors, and Atlantic Investment Trust, of which Richard Tanenbaum, one of our directors, is the trustee, 25,000 stock options were issued to each of such noteholders. The demand notes have been modified to allow the holder to convert their notes into shares of our common stock at $0.25 per share. Such notes do not have a beneficial conversion feature.

     On July 11, 2003, we granted 100,000 shares of our common stock to an employee, Robert Hefner, for compensation for past employment services. These shares were valued at $0.26 per share or $26,000, the fair value at date of issuance.

     Also, during the quarter ended September 30, 2003, we received loans from related parties; $9,000 from individuals related to shareholders/management. These loans are non-interest bearing and are due on demand.

     Subsequent to September 30, 2003,we issued 227,569 shares of our common stock to both Mr. Whelan and Mr. Meyer for services performed during the third quarter of 2003. The aggregate cost of the shares issued, which was expensed as accrued stock-based compensation at September 30, 2003, totaled $29,584.

NOTE 6 - CONVERTIBLE NOTES

     At September 30, 2003, we had an aggregate of $605,000 payable in convertible notes. $20,000 of the convertible notes bear interest at 8% per annum and were due on June 30, 2002, $35,000 of the convertible notes bear interest at 8% per annum through June 30, 2002 and 9% thereafter and were due on June 30, 2003, and a $10,000 convertible note bearing interest at 8% per annum, which was due September 30, 2003. On June 30, 2003, $215,000 of notes originally due on or before June 30, 2003, and $50,000 of notes originally due September 30, 2003 were extended until June 3, 2006. Such notes bear interest at 8%. Additionally, on June 30, 2003 $240,000 of demand notes were converted to convertible notes due June 3, 2006. $100,000 of such notes are non-interest bearing, $60,000 of such notes bear interest at 10% and $80,000 of such notes bear interest at 8%. In connection with the extension of the due dates and conversion of the demand notes to convertible notes 1,305,000 stock options were issued and prepaid interest of $365,400 was recorded and will be amortized over the extension period. During the three months ended September 30, 2003, we issued $20,000 in convertible notes bearing interest at 8% per annum due January 30, 2004 and $15,000 in convertible notes bearing interest at 8% per annum due June 3, 2006. The terms of our convertible notes provide generally that, if the convertible notes are not in default, the holders may convert, at any time and from time to time, all or a portion of the outstanding balance under each convertible note into a number of shares (subject to certain anti-dilution adjustments) of our common stock that will allow the note holder to receive common stock having a market value equal to 150% of the converted balance of the note. For notes issued prior to May 30, 2003, if an event of default has occurred in respect of such convertible notes, the holder may convert the outstanding balance into a number of shares (subject to certain anti-dilution adjustments) of our common stock equal to twice the number of shares the holder would have otherwise received if the convertible notes were not in default. Among other events of default, the terms of the convertible notes require us to register under the Securities Act of 1933 the shares our common stock issuable upon conversion of the convertible notes. The demand notes have been modified to allow the holder to convert their notes into common stock at $0.25 per share. These convertible notes do not have a beneficial conversion feature.

     We follow EITF 98-5 in accounting for convertible notes with "beneficial conversion features" (i.e., the notes may be converted into common stock at the lower of a fixed rate at the commitment date or a fixed discount to the market price of the underlying common stock at the conversion date). Because our convertible notes contained a beneficial conversion feature on the date of issuance, we measured and recognized the intrinsic value of the beneficial conversion feature of the convertible notes when the convertible notes were issued. During the nine months ended September 30, 2003 and 2002, interest expense of $43,000 and $225,000, respectively (representing the aggregate proceeds to us from convertible notes issued during such periods), was recognized as the intrinsic value of the beneficial conversion feature of the convertible notes that were issued during such periods.

NOTE 7 - SECURITIES ISSUED FOR SERVICES

     During the nine months ended September 30, 2003, we issued an aggregate of 4,225,000 shares of our common stock and 3,350,000 common stock options to various consultants for services provided or to be provided. Consulting expense of $972,582 was recognized in 2003 and a prepaid consulting expense of $405,837 was recorded in 2003. These amounts were based on the fair market value of the shares on the date of issuance.

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


     If we fail to secure any of the above-referenced additional funding, nor another significant event such as a merger or acquisition of another company, we will be required to pay $8,000 per month commencing on July 1, 2003 until the full obligation is paid or by March 26, 2004. We are currently in default of the terms of the note and are negotiating with the holder to avoid remedies upon default, including acceleration of the principal amount and interest at 30% on the unpaid balance.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Results of Operations - Three months ended September 30, 2003 compared to three months ended September 30, 2002

         Revenues. Total revenue for the three months ended September 30, 2003 of $1,226,941 reflected a decrease of $424,149, or approximately 25.7%, compared to total revenue of $1,651,090 for the three months ended September 30, 2002. Our revenues are derived in either one of two ways. In the majority of instances, we purchase products from manufacturers and suppliers for resale to the commissaries we service. In such cases, we resell the manufacturer's or supplier's products to the commissaries at generally the same prices we pay for such products, which prices generally are negotiated between the manufacturer or supplier and the Defense Commissary Agency ("DeCA"). Revenue is recognized as the gross sales amount received by us from such sales ("resale revenues"), which includes (i) the purchase price paid by the commissary plus (ii) a negotiated storage and delivery fee paid by the manufacturer or supplier. In the remaining instances, we act as an agent for the manufacturer or supplier of the products we sell, and earn a commission paid by the manufacturer or supplier, generally in an amount equal to a percentage of the manufacturer's or supplier's gross sales amount ("commission revenues"). In such cases, revenue is recognized as the commission we receive on the gross sales amount. The decrease in our total revenues was primarily due to a change in our supplier of fresh chicken products in the third quarter of 2003 from Tyson Foods, Inc., whose products we sold on a resale basis, to ConAgra Foods, Inc., whose products we sell on a commission basis. To a lesser extent, the decrease in our total revenues was due to lower sales to the commissary located at Ft. Carson, Colorado caused by the overseas deployment of military personnel stationed at Ft. Carson, which has historically been our largest customer.

         Resale revenue for the three months ended September 30, 2003 of $1,143,846 reflected a decrease of $404,538, or approximately 26.1%, compared to resale revenue of $1,548,384 for the three months ended September 30, 2002. This decrease was attributable primarily to the change in our supplier of fresh chicken products and the recent military deployment as discussed above. For the three months ended September 30, 2003, approximately 7.7% of our gross profit was derived from sales involving resale revenue compared to approximately 63.1% for the three months ended September 30, 2002.

         Commission revenues for the three months ended September 30, 2003 of $83,095 reflected a decrease of $19,611, or approximately 19.1%, compared to commission revenues of $102,706 for the three months ended September 30, 2002. For the three months ended September 30, 2003, approximately 92.3% of our gross profit was derived from sales involving commission revenues as compared to approximately 36.9% for the three months ended September 30, 2002. This decrease in commission revenues was attributable primarily to lower sales at Fort Carson, Colorado, offset by an increase in commission revenues from the change in our supplier of fresh chicken products as discussed above. This increase in commission revenues as a percentage of total revenues was primarily attributable to the cash shortage described above. We cannot be certain as to whether this trend will continue; however, in the long term we are seeking to increase the ratio of our sales of products sold on a resale basis, rather than a commission basis, because we believe we can increase our profitability on such sales by taking advantage of payment discounts frequently offered by the manufacturers and suppliers of such products. Provided we can generate sufficient cash from operations or financing activities, we intend to do so by seeking to add new products that we can offer to commissaries on a resale basis from our existing manufactures and suppliers and from others with whom we do not currently have a working relationship.

         As indicated above, in the three months ended September 30, 2003, we added to our supplier network the Country Pride brand of fresh chicken products made by ConAgra Foods, Inc. The Country Pride lines replaced a majority of the lines of fresh chicken products that were previously supplied to us by Tyson Foods, Inc. On August 1, 2003, the Country Pride lines became available in the commissaries we currently serve. Our agreement with ConAgra is a one-year agreement that is cancelable by ConAgra upon 30 days' written notice. Subsequent to September 30, 2003, we added to our supplier network the frozen food line of Tyson Foods, Inc., one our existing suppliers.

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

         Cost of Goods Sold. Cost of goods sold consists of our cost to acquire products from manufacturers and suppliers for resale to commissaries. In instances when we sell products on a commission basis, there is no cost of goods sold because we act as an agent for the manufacturer or supplier and earn only a commission on such sales. During the three months ended September 30, 2003, cost of goods sold decreased by $236,177, or approximately 17.2%, to $1,136,929 from $1,373,106 for the three months ended September 30, 2002. This decrease was attributable primarily to the decrease in total revenues discussed above, particularly, the decrease in revenue from products that we sold on a resale basis during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.

         Gross Profit. Gross profit for the three months ended September 30, 2003 decreased by approximately $187,972, or approximately 67.6%, compared to the three months ended September 30, 2002, from $277,984 for the three months ended September 30, 2002 to $90,012 for the three months ended September 30, 2003. This decrease was attributable primarily to the decrease in total revenues discussed above and, particularly, the decrease in revenue from the sale of products on a commission basis that have no associated cost of good sold.

         Operating Expenses. Total operating expenses aggregated $815,321 for the three months ended September 30, 2003 as compared to $749,853 for the three months ended September 30, 2002, representing an increase of $65,468, or approximately 8.7%. The increase in total operating expenses was attributable primarily to an increase in stock-based compensation expense of $140,441 resulting primarily from the issuance of shares of our common stock and options to purchase shares of our common stock to our consultants, which was offset, in part, by decreased salary and payroll expenses of $53,643 and decreased general and administrative expenses of $18,005 resulting from our efforts to reduce overhead.

         Interest Expense. Interest expense of $25,459 for the three months ended September 30, 2003 reflected a decrease of $90,104 as compared to interest expense of $115,563 for the three months ended September 30, 2002. This decrease in interest expense was attributable primarily to the decrease in convertible notes issued having a beneficial conversion feature (the right to convert debt into shares of our common stock at a discount to the fair market value of our common stock). During the three months ended September 30, 2003, one convertible note having a beneficial conversion feature was issued and we recognized interest expense of $1,000 relating to a beneficial conversion feature associated with such note.

         Net Loss. Primarily as a result of the decreased revenue and increased operating expenses discussed above, we incurred a net loss of $750,632 for the three months ended September 30, 2003 as compared to a net loss of $587,065 for the three months ended September 30, 2002.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

         Revenues. Total revenue for the nine months ended September 30, 2003 of $4,655,469 reflected a decrease of $132,419, or approximately 2.8%, compared to total revenue of $4,787,888 for the nine months ended September 30, 2002. This decrease in total revenues was primarily due to the change in our supplier of fresh chicken products and, to a lesser extent, the deployment of military personnel as discussed above.

         Resale revenue for the nine months ended September 30, 2003 of $4,290,820 reflected a decrease of $270,378, or approximately 5.9%, compared to resale revenue of $4,561,198 for the nine months ended September 30, 2002. This decrease was attributable primarily to the decreases in total revenues and resale revenues in the third quarter of 2003 as discussed above and to a short-term cash shortage during the first and second quarters of 2003 which prevented us from adding new products on a resale basis due the significant cash expenditure required. For the nine months ended September 30, 2003, approximately 45.7% of our gross profit was derived from sales involving resale revenue compared to approximately 68.4% for the nine months ended September 30, 2002. During the year ended December 31, 2002, we began implementing our long-term strategy to increase the ratio of our sales of products we sell on a resale basis, rather than a commission basis, due to the payment discounts we often receive from the manufacturers and suppliers of the goods we purchase for resale. However, due to our short-term cash shortage during the first and second quarters of 2003, we were required to lower this ratio by increasing the amount of our of sales on a commission basis, which do not require a significant cash expenditure.

         Commission revenues for the nine months ended September 30, 2003 of $364,649 reflected an increase of $137,959, or approximately 60.9%, compared to commission revenues of $226,690 for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, approximately 54.3% of our gross profit was derived from sales involving commission revenues as compared to approximately 31.6% for the nine months ended September 30, 2002. These increases were attributable primarily to the change in our supplier of fresh chicken products discussed above and the addition of the new products we began supplying to commissaries on a commission basis during the first and second quarters of 2003 due to our short-term cash shortage discussed above.

         Cost of Goods Sold. During the nine months ended September 30, 2003, cost of goods sold decreased by $85,970, or approximately 2.1%, to $3,983,622 from $4,069,592 for the nine months ended September 30, 2002. This decrease was attributable primarily to the decreased sales of products we sell on a resale basis discussed above. We cannot be certain as to whether this trend will continue; however, in the long term we are seeking to increase the ratio of our sales on a resale basis.


         Gross Profit. Gross profit for the nine months ended September 30, 2003 decreased by approximately $46,449, or approximately 6.5%, compared to the nine months ended September 30, 2002, from $718,296 for the nine months ended September 30, 2002 to $671,847 for the nine months ended September 30, 2003. This decrease was attributable primarily to the decrease in total revenues offset by the increase in commission revenues for this period as discussed above.

         Operating Expenses. Total operating expenses aggregated $2,250,539 for the nine months ended September 30, 2003 as compared to $1,682,835 for the nine months ended September 30, 2002, representing an increase of $567,704, or approximately 33.7%. The increase in total operating expenses was attributable primarily to an increase in stock-based compensation expense of $421,900 resulting primarily from the issuance of shares of our common stock and options to purchase shares of our common stock to our consultants; and increased general and administrative expenses of $155,030 resulting primarily from increased truck rental expense and increased premiums on health workers' compensation insurance.

         Interest Expense. Interest expense of $258,755 for the nine months ended September 30, 2003 reflected a decrease of $97,071 as compared to interest expense of $355,826 for the nine months ended September 30, 2002. The decrease in interest expense was attributable primarily to the decrease in convertible notes issued having a beneficial conversion feature. During the nine months ended September 30, 2003, we recognized interest expense of $43,000 relating to the beneficial conversion feature associated with convertible notes issued during such period as compared to interest expense of $225,000 recognized during the nine months ended September 30, 2002.

         Net Loss. Primarily as a result of the decreased revenues and increased operating expenses discussed above, we incurred a net loss of $1,837,311 for the nine months ended September 30, 2003 as compared to a net loss of $1,319,956 for the nine months ended September 30, 2002.

Liquidity and Capital Resources

         At September 30, 2003, we had a cash balance of $631. Our principal source of liquidity has been borrowings. Since November 2001, we have funded our operations primarily from borrowings of approximately $855,000. Such borrowings consisted of $340,000 aggregate principal amount of demand note indebtedness, of which $240,000 was borrowed from our affiliates, and $515,000 aggregate principal amount of convertible note indebtedness, of which $120,000 was borrowed from our affiliates, pursuant to the issuance of convertible notes bearing interest at either 8% ("8% convertible notes") or 9% ("9% convertible notes") per annum and having original maturity dates between three to five months following the date of issuance of such convertible notes.

         In April 2002, $150,000 aggregate principal amount of 9% convertible notes (and $2,380 accrued interest thereon) was converted by the holders into an aggregate of 1,793,573 shares of our common stock. The remaining $80,000 aggregate principal amount of 9% convertible notes are convertible at any time and from time to time by the noteholders into a maximum of 1,320,000 shares of our common stock (subject to certain anti-dilution adjustments) if the 9% convertible notes are not in default, or a maximum of 2,640,000 shares of our common stock (subject to certain anti-dilution adjustments) if an event of default has occurred in respect of such notes. The $285,000 aggregate principal amount of 8% convertible notes outstanding are convertible at any time and from time to time by the noteholders into a maximum of 3,982,500 shares of our common stock (subject to certain anti-dilution adjustments). In nearly all instances, the terms of the 8% and 9% convertible notes require us to register under the Securities Act of 1933 the shares our common stock issuable upon conversion of the 9% convertible notes not later than September 3, 2006. In July 2002, the holders of $20,000 aggregate principal amount of 8% convertible notes maturing on September 30, 2002 denied our request to extend the maturity of their notes. In September 2003, the holders of $35,000 aggregate principal amount of 9% convertible notes maturing on September 30, 2003 and $10,000 aggregate principal amount of 8% convertible notes maturing on September 30, 2003 denied our request to extend the maturity of their notes until September 3, 2006. The outstanding principal and interest on such convertible notes maturing on September 30, 2002 and September 30, 2003 have not yet been paid and such convertible notes are currently in default.

         In June 2003, $240,000 aggregate principal amount of our demand notes with various maturity dates and $265,000 aggregate principal amount of our 8% convertible notes due June 30, 2003 or September 30, 2003, were extended to June 3, 2006. At the time of extension, this debt represented approximately 78% of our short-term liabilities. As a result of the extension, our remaining short-term liabilities are approximately $174,000, of which $85,000 is convertible to equity. In consideration of their willingness to extend the maturity dates of such notes, we issued such noteholders five-year options to purchase approximately 1,305,000 shares of our common stock at an exercise price of $0.25 per share. As additional consideration, we granted the holders of our demand notes who agreed to extend the maturity dates, the right to convert, at any time and from time to time, all or a portion of the outstanding balance under such notes (including accrued interest thereon) into shares of our common stock at a conversion price of $0.25. Such notes do not have a beneficial conversion feature.

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

         Our current cash levels, together with the cash flows we generate from operating activities, are not sufficient to enable us to execute our business strategy. As a result, we intend to seek additional capital through the sale of up to 5,000,000 shares of our common stock. In December 2001, we filed with the Securities and Exchange Commission a registration statement relating to such shares. Such registration statement has not yet been declared effective, and there can be no assurance that the Securities and Exchange Commission will declare such registration statement effective in the near future, if at all. In the interim, we intend to fund our operations based on our cash position and the near term cash flow generated from operations, as well as other sales of equity securities or additional borrowings. In the event we are able to generate aggregate net proceeds of at least $1,000,000 from such sources, we believe that such net proceeds, together with anticipated revenues from sales of our products, will satisfy our capital requirements for at least the next 12 months. However, we would require additional capital to realize our strategic plan to expand distribution capabilities and product offerings. These conditions raise substantial doubt about our ability to continue as a going concern. Our actual financial results may differ materially from the stated plan of operations. Our independent auditors have indicated in its report on our 2002 financial statements that our recurring losses from operations and our difficulties in generating sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Such qualification may hinder our ability to raise or obtain the capital we require or have an adverse impact on the terms upon which we are able to attract or obtain such capital. In addition, such qualification may adversely impact our ability to attract and maintain new customer accounts.

         Assuming that we receive aggregate net proceeds of at least $1,000,000 from our proposed securities offerings or additional borrowings, we expect capital expenditures to be approximately $100,000 during the next 12 months, primarily for the acquisition of an inventory control system. It is expected that our principal uses of cash during that period will be to provide working capital, to finance capital expenditures, to repay indebtedness and for other general corporate purposes, including sales and marketing and new business development. The amount of spending for any particular purpose is dependent upon the total cash available to us and the success of our offering of common stock.

         At September 30, 2003, we had liquid assets of $599,560, consisting of cash and accounts receivable derived from operations, and other current assets of $1,023,098, consisting primarily of inventory of products for sale and/or distribution and prepaid expenses. Long term assets of $188,140 consisted primarily of warehouse equipment used in operations.

         Current liabilities of $2,383,203 at September 30, 2003 consisted primarily of $1,902,216 of accounts payable and accrued expenses.

         Our working capital deficit was $760,545 as of September 30, 2003 for the reasons described above.

         During the nine months ended September 30, 2003, we used cash of $252,523 in operating activities primarily as a result of the net loss we incurred during this period.

         During the nine months ended September 30, 2003, we used net cash of $1,765 in investing activities, all of which was used for capital expenditures.

         Financing  activities,   consisting  primarily  of  proceeds  from  the
issuance of notes payable, provided net cash of $252,847 during the nine months ended September 30, 2003.

ITEM 3.  CONTROLS AND PROCEDURES

         (a) Based upon an evaluation performed as of September 30, 2003, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") have each concluded that our disclosure controls and procedures are effective to ensure that material information relating to our Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurances that our financial condition, results of operations and cash flows are fairly presented in all material respects.

         (b) During the third quarter of 2003, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) None.

         (b) None.

         (c) In July 2003, we issued 127,272 shares of our common stock to one of our consultants for services rendered during the second quarter of 2003. Such shares were issued by us in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid by us in connection with such issuance and such person was an `accredited investor' as defined in Regulation D under the Securities Act of 1933, as amended.

         In July 2003, we issued 127,273 shares of our common stock to our Chief Executive Officer as compensation for services rendered during the second quarter of 2003. Such shares were issued by us in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid by us in connection with such issuance and such person was an `accredited investor' as defined in Regulation D under the Securities Act of 1933, as amended.

         In August 2003, we issued an aggregate of 250,000 shares of our common stock to two investors in a private sale for aggregate net proceeds to us of $50,000. Such shares were issued by us in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid by us in connection with such issuance and such persons were `accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

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

              31.1 Certification of our Principal Executive Officer, Edward T. Whelan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2 Certification of our Principal Financial Officer, Ethan D. Hokit, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1 Certification of our Principal Executive Officer, Edward T. Whelan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2 Certification of our Principal Financial Officer, Ethan D. Hokit, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              (b) Reports on Form 8-K.

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Colorado Springs, Colorado on November 25, 2003.

                                  MILITARY RESALE GROUP, INC.


                                  By: /s/ Ethan D. Hokit
                                      --------------------------------------
                                      Name: Ethan D. Hokit
                                      Title: President (Principal Accounting
                                             Officer and Principal Financial
                                             Officer)

                                  Exhibit Index


         Exhibit No.        Description
         -----------        -----------

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