Form 10KSB
period 2003-12-31
MILITARY RESALE GROUP INC
filed 2004-05-13
CIK 1088436

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

 (Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

     [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from              to
                                              ------------    ------------

                         Commission File Number 000-26463
                                                ---------

                          MILITARY RESALE GROUP, INC.
                 ---------------------------------------------
                 (Name of small business issuer in its charter)

               New York                                  11-2665282
----------------------------------------    ------------------------------------
(State or other jurisdiction of              I.R.S. Employer Identification No.
incorporation or organization)

2180 Executive Circle, Colorado Springs, Colorado                 80906
-------------------------------------------------           ----------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number: (719) 391-4564

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 par value
                 ---------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure is contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State registrant's revenues for its most recent fiscal year.  $6,049,445

As of April 30, 2004, the registrant had outstanding 26,298,011 shares of its common stock.

As of April 30, 2004, the aggregate market value of the registrant's common stock held by non-affiliates was $3,990,650 (based upon the closing price ($0.165) of the registrant's common stock on The OTC Bulletin Board on such date).

Transitional Small Business Disclosure Format (check one)    Yes [_]  No [X]

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

      Military commissaries are large supermarket-type stores operated by the United States Defense Commissary Agency ("DeCA") to provide grocery items for sale to authorized patrons at the lowest practicable prices in facilities designed and operated under standards similar to those in commercial food stores. As of April 30, 2004, there were 275 commissaries worldwide, of which 171 were located in the continental United States and 104 were located overseas. Commissaries are authorized by law to sell goods only to authorized patrons, which include the approximately 1.4 million active duty U.S. military personnel, their dependents and certain authorized reservists and retirees. As of April 30, 2004, the number of authorized commissary patrons totaled approximately 12.4 million individuals. Annual worldwide commissary sales totaled more than $5 billion in DeCA's 2003 fiscal year, which ended on September 30, 2003.

      The categories and varieties of merchandise that may be sold in a commissary are strictly regulated by DeCA, as is the cost at which items may be purchased for resale. Under DeCA regulations, all items sold through the commissary system must be sold at cost. The military commissary system is generally self-funded and receives an annual appropriation from Congress primarily to pay the salaries of those who work for the commissaries. Store operations are funded by a 5% surcharge (not a tax) levied on the total amount of the customers' purchases. The surcharge pays for new commissary construction and renovation, new equipment and maintenance, paper bags, shopping carts and other operating costs. In selling products at cost, commissaries are considered an integral part of the military's pay and compensation package.

      The military exchange system consists of nearly two dozen separate business enterprises, including main exchange stores, convenience stores, package stores, food operations, gas stations, movie theaters and others, operated by the various military services for the benefit of military personnel and other qualified patrons. As of April 30, 2004, there were 541 "main exchanges" worldwide, and approximately 20,000 other exchange service-operated facilities. Annual sales from the exchange systems' worldwide business operations totaled approximately $10.9 billion in the exchange system's fiscal year ended September 30, 2003. In October 2003, we began selling a limited number of products to stores in the military exchange system that are located on three of the military bases that we currently service.

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

      Expand Product Offerings. Industry data indicate that the average number of items stocked by the typical civilian supermarket is approximately 25,000 as compared to approximately 13,000 for a commissary. We believe the discrepancy results primarily from the reluctance of certain large manufacturers and many medium and small manufacturers to undertake the administrative burden of obtaining DeCA's approval of products to be sold to commissaries. Under Federal procurement rules, a manufacturer may represent itself or retain a third-party representative on an exclusive basis to negotiate, supply, invoice and otherwise manage its products within the DeCA system. Our management believes there are many additional manufacturers with products that would meet the DeCA procurement standards and are desirous of selling to the military but that are unable or unwilling to commit the personnel and other resources necessary to comply with the DeCA procurement regulations and procedures required to enable them to sell their products to military commissaries. We intend to continue marketing to manufacturers, suppliers and brokers in an effort to establish new relationships that will allow us to increase the amount and types of products we offer.

      Growth Through Acquisitions. We intend to pursue an acquisition program to increase the number of our offered products, strengthen our ability to sell to the military exchange and commissary systems, and broaden our geographic reach to sell and distribute products in domestic and overseas regions that we do not currently service. We believe the industry in which we operate is highly fragmented, consisting primarily of small local brokers and distributors that limit their operations to a narrow range of offered products or distribute products only to commissaries or exchanges in selected regions. In view of the current state of the industry and the trend to centralize the management of the commissary system and enhance its cost-effectiveness, we believe significant opportunities are available to a business that can consolidate the capabilities and resources of a number of existing brokers and distributors in the military consumer goods market, including the cost savings that are inherent in a vertically integrated business. We intend to implement our acquisition program if we are able to increase our working capital through the sale of equity securities or can otherwise arrange acquisition financing for a specific acquisition transaction. Once implemented, the rate at which we seek to acquire additional complementary business and the size of any such acquisitions will depend, to a significant degree, on our working capital position or the aggregate amount of acquisition financing available to us.

      Acquiring additional broker or distribution businesses will require additional capital and may have a significant impact on our financial position. We currently intend to finance future acquisitions by using our common stock for all or a portion of the consideration to be paid or through acquisition specific debt financing. In the event our common stock does not maintain sufficient value, or potential acquisition candidates are unwilling to accept our common stock as consideration for the sale of their businesses, we may be required to utilize more of our cash resources, if available, in order to continue our acquisition program. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain capital through the issuance of additional debt or the issuance of one or more series or classes of our equity securities, which could have a dilutive effect on our then-outstanding capital stock. We do not currently have a line of credit or other lending arrangement with a lending financial institution, and there can be no assurance that we will be able to obtain such an arrangement on terms we find acceptable or sufficient for our needs, if at all, should we determine to do so. Acquisitions could result in the accumulation of substantial goodwill and intangible assets, which may result in substantial amortization charges that could reduce our reported earnings.

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

      Improve Management Information Systems. We are committed to improving our management information systems to enable management to more efficiently track sales and product shipments. To help make such improvements, we intend to purchase and implement an inventory control system and a web-based sales program. We believe that, upon completion of these projects, we will have achieved significant progress in creating an improved infrastructure capable of supporting expanded product offerings. We will require additional capital in order to purchase and implement an inventory control system.

      Our current cash levels, together with the cash flows we generate from operating activities, are not sufficient to enable us to execute our business strategy as described above. As a result, we intend to seek up to $5 million of additional capital through the sale of shares of our common stock. In December 2001, we filed with the Securities and Exchange Commission a registration statement relating to such shares. Such registration statement has not yet been declared effective, and there can be no assurance that the Securities and Exchange Commission will declare such registration statement effective in the near future, if at all. In the event we receive only a nominal amount of proceeds for the sale of our common stock in our proposed offering, we intend to use such proceeds to purchase and implement an inventory control system and to continue to seek to expand our product offerings to the extent we have sufficient working capital to finance additional accounts receivable and purchase inventory. However, with only limited net proceeds from our proposed offering, it is unlikely that we will be able to expand our distribution capabilities in any meaningful manner, and we may be unable to implement our proposed acquisition program.

PURCHASING AND SUPPLY

      At December 31, 2003, we distributed an aggregate of over 4,125 Stock Keeping Units (SKUs) that we acquired from approximately 100 manufacturers or suppliers. Products distributed include fresh and frozen meat and poultry, seafood, frozen foods, canned and dry goods, beverages, dairy products, paper goods and cleaning and other supplies. In 2003, we distributed an aggregate of approximately 405 SKUs supplied by Tyson Foods, Inc., S&K Sales, Inc. and Jimmy Dean Foods, Inc., a division of Sara Lee Foods-USA, our three largest suppliers, and approximately 60% of our aggregate revenues was derived from the sale of products manufactured or supplied by such suppliers.

      Our agreements with our principal suppliers generally provide that we will act as their exclusive agent for the distribution of their products to specific military commissaries. Pursuant to our agreements with Tyson Foods, Inc. and Sara Lee Foods-USA, we purchase products for resale to commissaries. Under our agreement with S&K Sales, Inc., a food broker, we sell and distribute products on a commission basis to the six commissaries we service. Our agreements with Tyson Foods, Inc. and Sara Lee Foods-USA have a one-year term and automatically renew for successive one-year periods. Our agreement with S&K Sales, Inc. has no defined term and is cancelable by either party upon 30 days' written notice.

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

      For the year ended December 31, 2003, approximately 66.3% of our gross profit was derived from the sale of products acquired on a consignment basis. In a consignment sale, the manufacturer is involved in all facets of the transaction. It appoints and monitors brokers, maintains the account with DeCA, receives payment from DeCA and pays us a fee based on a percentage of the purchase price paid by DeCA.

      For the year ended December 31, 2003, approximately 33.7% of our gross profit was derived from the purchase and sale of products in which we acted as principal and interacted directly with DeCA. In such instances, we purchase the products from manufacturers and resell such products to commissaries at negotiated prices. The manufacturer maintains an account with DeCA and receives payments directly from DeCA. We receive from the manufacturer the purchase price paid by the commissary plus a negotiated storage and delivery fee.

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

OPERATIONS AND DISTRIBUTION

      Our operations can generally be categorized into two business processes:
(i) product replenishment and (ii) order fulfillment. Product replenishment involves the management of logistics from the vendor location through the delivery of products to our distribution center. Order fulfillment involves all activities from order placement through delivery to the commissary location. We determine the quantities in which such products will be ordered from manufacturers. Order quantities for each product are systematically determined by us. Given our experience in managing our product flow, losses due to shrinkage, damage and product obsolescence represented less than 1/3 of 1% of 2003 net sales.

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

      We currently warehouse approximately 4,125 SKUs for distribution to commissaries. Products are inspected at our distribution center upon receipt and stored in racks. Our distribution center includes approximately 28,746 square feet of dry storage space, 3,000 square feet of frozen storage space, and 2,000 square feet of refrigerated storage space, as well as offices for operating, sales and customer service personnel and a management information system.

      We place a significant emphasis on providing a high service level in order fulfillment. We believe that by providing a high level of service and reliability, we reduce our costs by reducing the number of reorders and redeliveries. Each commissary places product orders based on recent usage, estimated sales and existing inventories. We have developed pre-established routes and pre-arranged delivery times with each customer. Product orders are placed with us six times a week either through our customer service representative or through electronic transmission using the EDI system. Approximately 90% of our orders are received electronically. Orders are generally placed on a designated day in order to coordinate with our pre-established delivery schedules. Processing and dispatch of each order is generally completed within seven hours of receipt and our standards require each order to be delivered to the customer within one hour of a pre-arranged delivery time.

      Products are picked and labeled at each distribution center. The products are placed on pallets for loading of outbound trailers. Delivery routes are scheduled to both fully utilize the trailers' load capacity and minimize the number of miles driven. In 2003, we transported approximately 5,800 tons of product and our trucks traveled in excess of 145,000 miles.

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

      According to DeCA trade publications, active duty personnel generally are well-educated, well paid and sophisticated. They enjoy a high standard of living with excellent benefits, and, therefore, constitute an excellent market for a variety of goods and services. Military retirees consist of military personnel who retire after 20 years or more of service with full commissary and exchange privileges. Military retirees generally are younger than civilian retirees and tend to engage in second careers after retirement. As a result, they generally are affluent, and like active duty personnel, provide an excellent market for goods and services offered by commissaries and exchanges. Within the last several years, reservists were granted full commissary and exchange benefits while on active duty. Reservists for the most part mirror a cross-section of the general United States population. Generally, they do not shop at commissaries and exchanges as often as members of the other military groups, but tend to buy larger quantities at each trip.

      The United States has streamlined its Armed Forces in the post-Cold War era. Despite these reductions, the United States military resale market continues to remain strong. In the fiscal year ended September 30, 2003, total annual worldwide commissary and exchange sales were approximately $16 billion, with more than $11 billion of these sales in the United States. Since 1945, there has been a major military build-down following each of World War II, the Korean War and the Vietnam war. The military market for consumer goods continued to prosper through each one. The post-Cold War reduction in manpower has not been as severe as previous reductions, and largely has been achieved by early retirement, and the curtailment of inductees. Retirees have earned and retained the privilege to shop in commissaries and exchanges, and Congress has elected to extend the shopping privilege to those forced out prior to retirement.

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

      As of April 30, 2004, there were a total of 275 commissaries worldwide, of which 171 were located in the continental United States. At such date, the average gross square footage of these commissaries was approximately 22,300, and the average weekly sales per square foot of selling space, a commonly used measure of efficiency of retail operations, was approximately thirty percent more than that of commercial supermarkets. In DeCA's fiscal year ended September 30, 2003, total annual worldwide commissary sales were more than $5 billion, with more than $4 billion of these sales in the United States.

      The table below shows the dollar volume of DeCA commissary sales over the three fiscal years ended September 30, 2003, as reported by the American Logistics Association.

                        FISCAL YEAR      WORLDWIDE STORE SALES ($000S)
                        -----------      -----------------------------
                           2003                $5,039,259
                           2002                $4,963,120
                           2001                $5,038,832


      Total annual worldwide commissary sales through the first five months of DeCA's 2004 fiscal year were $2.2 billion as compared to $1.7 billion for same period in DeCA's 2003 fiscal year, reflecting an increase of $0.5 billion, or approximately 29.4%.

      In recent years, DeCA has implemented a store modernization program. We believe DeCA's efforts to modernize facilities and merchandising and provide easy access, shorter lines and more convenient hours at commissaries will all contribute to increased sales volume in the commissary system.

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

      At April 2004, there were 541 "main exchanges" worldwide and approximately 20,000 exchange service-operated facilities. In the 12 months ended September 30, 2003, total annual worldwide exchange sales were approximately $10.9 billion, with more than $7 billion of these sales in the United States. In October 2003, we began selling a limited number of products to stores in the military exchange system that are located on three of the military bases that we currently service.

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

COMPETITION

      The military resale market is a highly competitive market that is served by several large distributors, most notably SuperValu, Inc. and Nash Finch Company, but is otherwise highly fragmented with hundreds of small, privately-held firms operating in the various distribution layers. We face competition from local, regional and national distributors on the basis of price, quality and assortment, schedules and reliability of deliveries and the range and quality of services provided.

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

EMPLOYEES

      At April 30, 2004, we employed 28 persons on a full-time basis, of which four were management personnel, four were office staff and 20 were warehouse and distribution personnel. None of our employees is a member of a trade union. All of our employees are employed at our corporate offices and distribution center located in Colorado, Springs, Colorado.

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

ITEM 3. LEGAL PROCEEDINGS.

      On October 31, 2001, an action captioned WAREHOUSE, LTD V. MILITARY RESALE GROUP, INC., Civil Action No. 01CV3230 was commenced against us and Ethan Hokit, our President and one of our directors, in the District Court, El Paso County, Colorado. In such action, the plaintiff, our former landlord, sought damages for an alleged breach of the terms of several lease agreements for office and warehouse space we occupied in Colorado Springs, Colorado. In its complaint, the plaintiff sought a judgment in the aggregate amount of $122,632.29 for rent, restoration of the premises and other charges, plus an undisclosed amount for late charges, litigation costs, costs of re-leasing the premises, reasonable attorneys' fees and interest. We filed an answer to the plaintiff's complaint in which we asserted affirmative defenses and made counterclaims against the plaintiff. In December 2003, we entered into a settlement agreement with the plaintiff, pursuant to which we agreed to pay $100,000 under the terms of a promissory note and to issue 384,000 shares of our common stock.

      In February 2003, an action captioned BAYER CORPORATION V. MILITARY RESALE GROUP, INC., Civil Action No. 03CV567 was commenced against us in the District Court, El Paso County, Colorado. In such action, the plaintiff, one of our vendors, sought a judgment in the amount of $39,500 for the unpaid balance for goods sold to us plus interest at the rate of 8% per annum. In August 2003, we entered into a court-approved agreement pursuant to which we agreed to pay the plaintiff the sum of $39,500, payable in monthly installments of $2,000 which we commenced making in May 2004.

      In July 2003, an action captioned PFIZER INC. V. MILITARY RESALE GROUP, INC., Civil Action No. 03CV2607 was commenced against us in the District Court, El Paso County, Colorado. In such action, the plaintiff, one of our vendors, sought a judgment in the amount of $69,992.86 for the unpaid balance for goods sold to us plus interest at the rate of 8% per annum. In September 2003, we entered into a court-approved agreement pursuant to which we agreed to pay the plaintiff the sum of $76,675, payable in monthly installments of $2,000, commencing in May 2004.

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

The following table contains information about the range of high and low bid prices for our common stock for each full quarterly period during the last two fiscal years, based upon reports of transactions on the OTC Bulletin Board.

                                                       HIGH     LOW
                                                       ----     ---

            2002: First Quarter ..................... $1.54   $0.31
                  Second Quarter ....................  0.51    0.23
                  Third Quarter......................  0.41    0.17
                  Fourth Quarter.....................  0.43    0.13

            2003: First Quarter .....................  0.40    0.11
                  Second Quarter.....................  0.29    0.11
                  Third Quarter .....................  0.41    0.15
                  Fourth Quarter.....................  0.19    0.07

            2004: First Quarter .....................  0.26    0.11
                  Second Quarter (through April 30)..  0.22    0.17

      The source of these high and low prices was the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

      The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market for the products we distribute, and other factors, over many of which we have little or no control. In addition, board market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance. On April 30, 2004, the closing bid price of our common stock as reported by the OTC Bulletin Board was $0.165 per share.

      As of April 30, 2004, there were approximately 125 shareholders of record of our common stock.

DIVIDEND POLICY

      We have not paid cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

      In October 2003, we issued an aggregate of 200,000 shares of our common stock to two consultants for services rendered. Such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such persons were `accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

      In October 2003, we issued options to purchase an aggregate of 600,000 shares of our common stock to consultants for services to be rendered. Such options are five year options which have an exercise price of $0.25 per share. Such options were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such persons were `accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

      In November 2003, we issued 650,000 shares of our common stock to two consultants for services rendered. Such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such persons were `accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

      In December 2003, we issued 384,000 shares of our common stock to our former landlord in settlement of certain claims. Such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such persons were `accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

      In December 2003, we issued an aggregate of 1,500,000 shares of our common stock to four consultants for services rendered. Such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such persons were `accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

      In December 2003, we issued 411,585 shares of our common stock to our Chief Executive Officer for services rendered during the fourth quarter of 2003 pursuant to the terms of his employment arrangement. Such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such person was an `accredited investor' as defined in Regulation D under the Securities Act of 1933, as amended.

      In December 2003, we issued 200,000 shares of our common stock to investors in a private placement for aggregate proceeds to us of $20,000. Such shares were issued in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such persons were `accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

      In December 2003, we issued options to purchase an aggregate of 250,000 shares of our common stock to consultants for services to be rendered. Such options are five year options which have an exercise price of $0.25 per share. Such options were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such persons were `accredited investors' as defined in Regulation D under the Securities Act of 1933, as amended.

      In October and December 2003, we issued an aggregate of 1,000,000 shares of our common stock to a consultant in connection with the exercise of options which resulted in proceeds to us of $75,000. Such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such person was an `accredited investor' as defined in Regulation D under the Securities Act of 1933, as amended.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

      The following table provides information as of April 30, 2004 with respect to shares of our common stock that are issuable under equity compensation plans.

                                                                                                     Number of securities
                                                                                                    remaining available to
                                              Number of securities                                  future issuance under
                                                to be issued upon          Weighted-average          equity compensation
                                                   exercise of             exercise price of           plans (excluding
                                              outstanding options,        outstanding options,      securities reflected in
                                               warrants and rights        warrants and rights              column (a))
              Plan Category                           (a)                         (b)                          (c)
------------------------------------------  --------------------------  ------------------------  ---------------------------
Equity compensation plans
   not approved by security holders

2001 Equity Incentive Plan (1)                                800,000                     $0.50                      700,000

Stern/Farbman (Vintage Filings)                               600,000                     $0.25                            -
Consulting Agreement (2)

Howard Ash Consulting Agreement (3)                           500,000                     $0.50                            -

Louis Weiner Consulting Agreement (4)                         500,000                     $0.50                            -
                                                              -------

Howard Edrich Consulting Agreement (5)                        250,000                     $0.25
                                                        --------------  ------------------------               --------------

Edward Whelan Compensation Plan (6)

                                 Total (7)                  2,650,000                                                700,000
                                                        =============                                          =============

----------------------------------

(1) Our 2001 Equity Incentive Plan allows for the granting of share options to directors, officers, non-officer employees and consultants. See the disclosure entitled "Equity Incentive Plan" in Item 10 of this report.

(2) Pursuant to an agreement dated November 4, 2003, Shai Stern and Seth Farbman of Vintage Filings, LLC agreed to provide us with consulting services to help us manage our filings with the Commission through the EDGAR (Electronic Data Gathering and Reporting) filing system. In consideration of their services, we issued to each of Messrs. Stern and Farbman 50,000 shares of our common stock and warrants to purchase shares of our common stock at a price of $0.25 per share.

(3) Pursuant to a Business Consulting Agreement dated May 15, 2003, Howard Ash agreed to provide us marketing consultation services. In consideration for his services, we issued to Mr. Ash 500,000 shares of our common stock and options to purchase 500,000 shares of our common stock at a price of $0.50 per share. Mr. Ash's agreement had an original term of six months and was renewed for two additional three-month periods.

(4) Pursuant to a Business Consulting Agreement dated August 1, 2003, Louis Weiner agreed to provide us marketing consultation services. In consideration for his services, we issued to Mr. Weiner options to purchase 500,000 shares of our common stock at a price of $0.50 per share. Such agreement has a one-year term.

(5) Pursuant to a Business Consulting Agreement dated December 15, 2003, Howard Edrich agreed to provide us marketing consultation services. In consideration for his services, we issued to Mr. Edrich 300,000 shares of our common stock and options to purchase 250,000 shares of our common stock at a price of $0.25 per share.

(6) In January 2004, our board of directors approved a one-year executive compensation arrangement with Edward T. Whelan, our Chief Executive Officer, pursuant to which we will issue Mr. Whelan restricted shares of our common stock in consideration for his services as Chief Executive Officer. Under the terms of the arrangement, we will issue in respect of each month during 2004 a number of shares determined by dividing $12,000 by the product of 80% and the average low price for our common stock during such month. We will also issue to Mr. Whelan five-year options to purchase an equivalent number of shares of our common stock at a price of
      0.25 per share. Such amounts cannot be reasonably determined at this time and, thus, no such amounts are reflected in the table above.

(7) The total amount does not include the shares issuable to Mr. Whelan described in footnote 5 above.


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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

      Revenues. Total revenue for the year ended December 31, 2003 of $6,049,445 reflected a decrease of $310,358, or approximately 4.9%, compared to total revenue of $6,359,803 for the year ended December 31, 2002. Our revenues are derived in either one of two ways. In the majority of instances, we purchase products from manufacturers and suppliers for resale to the commissaries we service. In such cases, we resell the manufacturer's or supplier's products to the commissaries at generally the same prices we pay for such products, which prices generally are negotiated between the manufacturer or supplier and the Defense Commissary Agency ("DeCA"). Revenue is recognized as the gross sales amount received by us from such sales ("resale revenues"), which includes (i) the purchase price paid by the commissary plus (ii) a negotiated storage and delivery fee paid by the manufacturer or supplier. In the remaining instances, we act as an agent for the manufacturer or supplier of the products we sell, and earn a commission paid by the manufacturer or supplier, generally in an amount equal to a percentage of the manufacturer's or supplier's gross sales amount

("commission revenues"). In such cases, revenue is recognized as the commission we receive on the gross sales amount. The decrease in our total revenues was primarily due to the following factors: (i) a short-term cash shortage during the first and second quarters of 2003, which prevented us from adding new products on a resale basis due the significant cash expenditure required, (ii) a change in our supplier of fresh chicken products in the third quarter of 2003 from Tyson Foods, Inc., whose products we sold on a resale basis, to ConAgra Foods, Inc., whose products we sell on a commission basis, and (iii) to a lesser extent, to lower sales to the commissary located at Ft. Carson, Colorado caused by the overseas deployment of military personnel stationed at Ft. Carson, which has historically been our largest customer.

      Resale revenue for the year ended December 31, 2003 of $5,585,340 reflected a decrease of $430,066 , or approximately 7.1%, compared to resale revenue of $6,015,406 for the year ended December 31, 2002. For the year ended December 31, 2003, approximately 33.7% of our gross profit was derived from sales involving resale revenue compared to approximately 61.2% for the year ended December 31, 2002. These decreases were attributable primarily to the short-term cash shortage, change in our supplier of fresh chicken products and the military deployment as discussed above. We cannot be certain as to whether this trend will continue. However, in the long term, we are seeking to increase the ratio of our sales of products sold on a resale basis, rather than a commission basis, because we believe we can increase our profitability on such sales by taking advantage of payment discounts frequently offered by the manufacturers and suppliers of such products. Provided we can generate sufficient cash from operations or financing activities, we intend to do so by seeking to add new products that we can offer to commissaries on a resale basis from our existing manufactures and suppliers and from others with whom we do not currently have a working relationship.

      Commission revenues for the year ended December 31, 2003 of $464,105 reflected an increase of $119,708, or approximately 34.8%, compared to commission revenues of $344,397 for the year ended December 31, 2002. For the year ended December 31, 2003, approximately 66.3% of our gross profit was derived from sales involving commission revenues as compared to approximately 38.8% for the year ended December 31, 2002. These increases were attributable primarily to the change in our supplier of fresh chicken products discussed above and the addition of the new products we began supplying to commissaries on a commission basis due to our short-term cash shortage discussed above.

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

      Cost of Goods Sold. Cost of goods sold consists of our cost to acquire products from manufacturers and suppliers for resale to commissaries. In instances when we sell products on a commission basis, there is no cost of goods sold because we act as an agent for the manufacturer or supplier and earn only a commission on such sales. During the year ended December 31, 2003, cost of goods sold decreased by $122,072, or approximately 2.2%, to $5,349,774 from $5,471,846 for the year ended December 31, 2002. This decrease was attributable primarily to decreased sales of products that we sold on a resale basis as discussed above. We cannot be certain as to whether or not this trend will continue; however, in the long term we are seeking to increase the ratio of our sales on a resale basis, as discussed above.

      Gross Profit. Gross profit for the year ended December 31, 2003 decreased by $188,286, or approximately 21.2%, compared to the year ended December 31, 2002, from $887,957 for the year ended December 31, 2002 to $699,671 for the year ended December 31, 2003. This decrease was attributable primarily to a decrease in sales on a resale basis, which offset the increase in sales on a commission basis

      Operating Expenses. Total operating expenses aggregated $3,033,154 for the year ended December 31, 2003 as compared to $2,703,864 for the year ended December 31, 2002, representing an increase of $329,290, or approximately 12.2%. The increase in total operating expenses was attributable primarily to increased stock-based compensation expense of $531,739 resulting primarily from the issuance of shares of our common stock and options to purchase shares of our common stock to our consultants and to holders of our convertible notes in consideration of their willingness to extend the maturity dates of such notes. In addition, salary and payroll taxes increased by $29,990 resulting primarily from the addition of new employees.

      Interest Expense. Interest expense of $298,266 for the year ended December 31, 2003 reflected a decrease of $178,793 as compared to interest expense of $477,059 for the year ended December 31, 2002. The decrease in interest expense was attributable primarily to decreased interest expense resulting from the recognition of the beneficial conversion feature (the right to convert debt into shares of our common stock at a discount to the fair market value of our common stock) of $110,000 aggregate principal amount of convertible promissory notes issued in the year ended December 31, 2003, as compared to $370,000 aggregate principal amount of convertible promissory notes issued in the year ended December 31, 2002.

      Net Loss. Primarily as a result of decreased revenues and increased operating expenses discussed above, we incurred a net loss of $2,631,749 for the year ended December 31, 2003 as compared to a net loss of $2,319,221 for the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2003, we had a cash balance of approximately $2,862. Our principal source of liquidity has been borrowings. Since our Reverse Acquisition, we have funded our operations primarily from borrowings of approximately $850,000 through the issuance of demand notes and convertible notes bearing interest at either 8% ("8% convertible notes") or 9% ("9% convertible notes") per annum and having original maturity dates of three to five months following the date of issuance of such convertible notes. At December 31, 2003, none of such demand notes was outstanding and $80,000 aggregate principal amount of 9% convertible notes and $267,500 aggregate principal amount of 8% convertible notes were outstanding.

      In April 2002, $150,000 aggregate principal amount of 9% convertible notes (and $2,380 accrued interest thereon) was converted by the holders into an aggregate of 1,793,573 shares of our common stock. The remaining $80,000 aggregate principal amount of 9% convertible notes are convertible at any time and from time to time by the noteholders into a maximum of 1,200,000 shares of our common stock (subject to certain anti-dilution adjustments) if the 9% convertible notes are not in default, or a maximum of 2,400,000 shares of our common stock (subject to certain anti-dilution adjustments) if an event of default has occurred in respect of such notes. In nearly all instances, the terms of the 8% and 9% convertible notes require us to register under the Securities Act of 1933 the shares our common stock issuable upon conversion of such convertible notes not later than June 3, 2006. In July 2002, the holders of $20,000 aggregate principal amount of 8% convertible notes maturing on June 30, 2002 denied our request to extend the maturity of their notes. In June 2003, the holders of $35,000 aggregate principal amount of 9% convertible notes maturing on June 30, 2003 and $10,000 aggregate principal amount of 8% convertible notes maturing on September 30, 2003 denied our request to extend the maturity of their notes until June 3, 2006. The outstanding principal and interest on such convertible notes maturing on June 30, 2002 and June 30, 2003 have not yet been paid and, thus, such convertible notes are currently in default.

      In June 2003, $240,000 aggregate principal amount of our demand notes with various maturity dates and $265,000 aggregate principal amount of our 8% convertible notes due June 30, 2003 or September 30, 2003, were extended to June 3, 2006. As a result of the extension, at December 31, 2003 our remaining short-term liabilities were approximately $175,000, of which $85,000 was convertible to equity. In consideration of their willingness to extend the maturity dates of such notes, we issued to the holders of such notes five-year options to purchase 1,305,000 shares of our common stock at an exercise price of $0.25 per share. As additional consideration, we granted the holders of our demand notes who agreed to extend the maturity dates, the right to convert, at any time and from time to time, all or a portion of the outstanding balance under such notes (including accrued interest thereon) into shares of our common stock at a conversion price of $0.25. Such notes do not have a beneficial conversion feature.

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

      In February 2003, we received notice from one of our equipment lessors of the acceleration of our capital lease obligation to such lessor in the approximate amount of $35,000, which is secured by equipment with an approximate net book value of $25,000. In October 2003, as a result of negotiations between the lessor and our management, the monthly lease payment was reduced by approximately $400 and the lease term was extended for an additional one year until October 2005.

      Our current cash levels, together with the cash flows we generate from operating activities, are not sufficient to enable us to execute our business strategy. As a result, we intend to seek additional capital through the sale of shares of our common stock. In December 2001, we filed with the Securities and Exchange Commission a registration statement relating to such shares. Such registration statement has not yet been declared effective, and there can be no assurance that the Securities and Exchange Commission will declare such registration statement effective in the near future, if at all. In the interim, we intend to fund our operations based on our cash position and the near term cash flow generated from operations, as well as additional borrowings and the sale of unregistered shares of our common stock in private placements to accredited investors. In the event we are able to generate sales proceeds of at least $750,000 in our proposed offering, we believe that the net proceeds of such sale, together with anticipated revenues from sales of our products, will satisfy our capital requirements for at least the next 12 months. However, we would require additional capital to realize our strategic plan to expand distribution capabilities and product offerings. These conditions raise substantial doubt about our ability to continue as a going concern. Our actual financial results may differ materially from the stated plan of operations. Our independent auditors have indicated in its report on our 2003 financial statements that our recurring losses from operations and our difficulties in generating sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Such qualification may hinder our ability to raise or obtain the capital we require or have an adverse impact on the terms upon which we are able to attract or obtain such capital. In addition, such qualification may adversely impact our ability to attract and maintain new customer accounts.

      Assuming that we receive net proceeds of at least $750,000 from our proposed offering, we expect capital expenditures to be approximately $100,000 during the next 12 months, primarily for the acquisition of an inventory control system and a web-based marketing software program. It is expected that our principal uses of cash during that period will be to provide working capital, to finance capital expenditures, to repay indebtedness and for other general corporate purposes, including sales and marketing and new business development. The amount of spending for any particular purpose is dependent upon the total cash available to us and the success of our offering of common stock.

      At December 31, 2003, we had liquid assets of $768,713, consisting of cash and accounts receivable derived from operations, and other current assets of $945,355, consisting primarily of inventory of products for sale and/or distribution and prepaid expenses. Long term assets of $216,750 consisted primarily of warehouse equipment used in operations and the long-term portion of prepaid interest.

      Current liabilities of $2,909,682 at December 31, 2003 consisted primarily of $2,507,544 of accounts payable and accrued expenses.

      Our working capital deficit was $1,195,614 as of December 31, 2003 for the reasons described above.

      During the year ended December 31, 2003, we used cash of $348,306 in operating activities primarily as a result of the net loss we incurred during this period.

      During the year ended December 31, 2003, we used net cash of $4,440 in investing activities, all of which was used for capital expenditures.

      Financing activities, consisting primarily of proceeds from the issuance of notes payable and shares of our common stock, provided net cash of $353,536 during the year ended December 31, 2003.

ITEM 7. FINANCIAL STATEMENTS

      The following financial statements, notes thereto and the related independent auditors' reports on pages F-1 and F-2 to our financial statements are incorporated herein:

      Balance Sheet as of December 31, 2003;

      Statements of Operations for the years ended December 31, 2003 and 2002;

      Statements of Cash Flows for the years ended December 2003 and 2002; and

      Statements of Stockholders' Equity (Impairment) for the years ended December 31, 2003 and 2002.

                           MILITARY RESALE GROUP, INC.

                                DECEMBER 31, 2003

                              FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


                                                                   PAGE

Independent Auditors' Report                                       F-2

Independent Auditors' Report                                       F-3

Financial Statements:

      Balance Sheet                                                F-4

      Statements of Operations                                     F-5

      Statements of Changes in Stockholders' Equity (Deficit)      F-6

      Statements of Cash Flows                                     F-7

Notes to Financial Statements                                      F-9

                               AJ. ROBBINS, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                              216 SIXTEENTH STREET
                                   SUITE 600
                             DENVER, COLORADO 80202

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Military Resale Group, Inc.
Colorado Springs, Colorado


We have audited the accompanying balance sheet of Military Resale Group, Inc. as of December 31, 2003, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Military Resale Group, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

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

                                    /s/ AJ. ROBBINS, P.C.
                                    CERTIFIED PUBLIC ACCOUNTANTS

DENVER, COLORADO
APRIL 7, 2004

To the Board of Directors
Military Resale Group, Inc.
Colorado Springs, Colorado


We have audited the accompanying balance sheet of Military Resale Group, Inc. as of December 31, 2002, and the related statements of operations, changes in stockholders' equity (impairment), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Military Resale Group, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

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

                                    /s/ ROSENBERG RICH BAKER BERMAN & CO.

BRIDGEWATER, NEW JERSEY
APRIL 21, 2003

                          MILITARY RESALE GROUP, INC.
                                 BALANCE SHEET
                               DECEMBER 31, 2003

                                     ASSETS

CURRENT ASSETS:
  Cash                                                              $     2,862
  Accounts receivable - trade                                           765,851
  Inventory                                                             334,950
  Prepaid consulting                                                    484,506
  Deposits                                                               33,218
  Prepaid interest                                                       92,681
                                                                    -----------
      Total Current Assets                                            1,714,068
                                                                    -----------

PREPAID INTEREST, NET OF CURRENT PORTION                                132,038

EQUIPMENT
  Office equipment                                                       15,047
  Warehouse equipment                                                   159,444
  Software                                                               16,324
                                                                    -----------
                                                                        190,815
  Less accumulated depreciation                                        (106,103)
                                                                    -----------
     Net equipment                                                       84,712
                                                                    -----------

        Total Assets                                                $ 1,930,818
                                                                    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                             $ 2,507,544
  Accounts payable, related party                                        72,632
  Current maturities of capital lease obligations                        51,981
  Deferred rent                                                           2,729
  Current portion of accrued interest payable                            99,561
  Notes payable                                                          90,235
  Current portion of convertible notes payable                           85,000
                                                                    -----------
        Total Current Liabilities                                     2,909,682

OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT MATURITIES              36,351

DEFERRED RENT, NET OF CURRENT PORTION                                    21,832

RELATED PARTIES CONVERTIBLE NOTES PAYABLE                               370,000

NOTES PAYABLE, NET OF CURRENT PORTION                                    98,975

CONVERTIBLE NOTES PAYABLE, NET OF CURRENT PORTION                       150,000
                                                                    -----------
        Total Liabilities                                             3,586,840

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, par value $.0001, 10,000,000 shares
   authorized, -0- issued and outstanding                                    --
  Common stock, par value $.0001, 50,000,000 shares authorized,
   21,448,011 issued and outstanding                                      2,144
  Additional paid-in capital                                          4,248,547
  Accumulated (deficit)                                              (5,906,713)
                                                                    -----------
        Total Stockholders' Equity (Deficit)                         (1,656,022)
                                                                    -----------

        Total Liabilities and Stockholders' Equity (Deficit)        $ 1,930,818
                                                                    ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          MILITARY RESALE GROUP, INC.
                            STATEMENTS OF OPERATIONS


                                                FOR THE YEARS ENDED DECEMBER 31,
                                                     2003             2002
                                                 ------------    ------------

REVENUES:
  Resale revenue                                 $  5,585,340    $  6,015,406
  Commission revenue                                  464,105         344,397
                                                 ------------    ------------

        Total Revenues                              6,049,445       6,359,803

COST OF GOODS SOLD                                  5,349,774       5,471,846
                                                 ------------    ------------

GROSS PROFIT                                          699,671         887,957

OPERATING EXPENSES:
  Stock based compensation                          1,304,250         772,511
  Salary and payroll taxes                            532,262         502,272
  Professional fees                                   348,843         502,077
  Occupancy                                           248,373         302,237
  General and administrative                          569,552         583,978
  Depreciation and amortization                        29,874          40,789
                                                 ------------    ------------

        Total Expenses                              3,033,154       2,703,864
                                                 ------------    ------------

        Net (Loss) From Operations                 (2,333,483)     (1,815,907)

OTHER (EXPENSES):
  Interest expense                                   (298,266)       (477,059)
  Loss on disposal of fixed assets                         --         (26,255)
                                                 ------------    ------------

        Total Other (Expense)                        (298,266)       (503,314)
                                                 ------------    ------------


NET (LOSS)                                       $ (2,631,749)   $ (2,319,221)
                                                 ============    ============

NET (LOSS) PER COMMON SHARE BASIC AND DILUTED    $      (0.18)   $      (0.25)
                                                 ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING, BASIC AND  DILUTED                   14,619,599       9,156,648
                                                 ============    ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                        MILITARY RESALE GROUP, INC.
                          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT)

                                                                                                  TOTAL
                                                                 ADDITIONAL                    STOCKHOLDERS'
                                           COMMON STOCK           PAID-IN       ACCUMULATED      EQUITY
                                       SHARES        AMOUNT       CAPITAL        (DEFICIT)      (DEFICIT)
                                    -----------   -----------   -----------    -----------    -----------
BALANCES, DECEMBER 31, 2001
  (RESTATED)                          7,505,004   $       750   $   442,150    $  (955,743)   $  (512,843)
Issuance of common stock for debt       896,787            90       149,910             --        150,000
Issuance of common stock for
  beneficial conversion feature         896,787            90           (90)            --             --
Beneficial conversion feature                --            --       370,000             --        370,000
Stock options granted for
  services                                   --            --       214,000             --        214,000
Issuance of common stock for
  services                            2,084,812           208       674,720             --        674,928
Stock options granted for debt
  extension                                  --            --       200,000             --        200,000
Net (loss) for the year                      --            --            --     (2,319,221)    (2,319,221)
                                    -----------   -----------   -----------    -----------    -----------

BALANCES, DECEMBER 31, 2002          11,383,390         1,138     2,050,690     (3,274,964)    (1,223,136)
Issuance of common stock for
  litigation settlement                 384,000            38        49,962             --         50,000
Issuance of common stock for
  exercise of options                 1,000,000           100        74,900             --         75,000
Beneficial conversion feature                --            --        27,173             --         27,173
Stock options granted for
  services                                   --            --       406,400             --        406,400
Issuance of common stock for
  services                            8,230,621           823     1,298,027             --      1,298,850
Stock options granted for debt
  extension                                  --            --       271,440             --        271,440
Sale of common stock                    450,000            45        69,955             --         70,000
Net (loss) for the year                      --            --            --     (2,631,749)    (2,631,749)
                                    -----------   -----------   -----------    -----------    -----------

BALANCES, DECEMBER 31, 2003          21,448,011   $     2,144   $ 4,248,547    $(5,906,713)   $(1,656,022)
                                    ===========   ===========   ===========    ===========    ===========


                SEE ACCOMPANYING NOTES TO FINANCIALS STATEMENTS

                          MILITARY RESALE GROUP, INC.
                            STATEMENTS OF CASH FLOWS

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                            2003           2002
                                                        -----------   ---------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net (loss)                                          $(2,631,749)   $(2,319,221)
   Adjustments to reconcile net (loss) to net cash
     used in operating activities:
     Depreciation and amortization                          29,874         40,789
     Amortization of option based interest expense         180,054         66,667
     Stock issued for services                           1,074,926        772,511
     Options issued for services                           229,324             --
     Beneficial conversion feature                          27,173        370,000
     Loss on disposal of assets                                 --         26,255
     Stock issued for settlement                            50,000             --
     Issuance of note for settlement                       100,000             --
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable           (337,814)        13,021
     (Increase) decrease in inventory                     (107,534)        25,014
     (Increase) decrease in other assets                       618          6,090
     (Increase) in deposits                                 (9,860)        (2,952)
     Increase in accounts payable and accrued
       expenses                                          1,014,317        455,447
     Increase in related party accounts payable             72,632             --
     Increase (decrease) in deferred rent
       obligation                                          (54,580)        79,141
     Increase (decrease) in other liabilities               14,313         81,726
                                                       -----------    -----------

      Net Cash (Used In) Operating Activities             (348,306)      (385,512)
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                 (4,440)        (2,580)
                                                       -----------    -----------

      Net Cash (Used in) Investing Activities               (4,440)        (2,580)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
   Proceeds from stock options exercised                    75,000             --
   Payments on capital lease obligations                      (674)       (14,836)
   Proceeds from issuance of notes                         190,000        270,000
   Proceeds from issuance of related party notes            30,000        135,000
   Payments on notes payable                               (10,790)            --
   Sale of common stock                                     70,000             --
                                                       -----------    -----------

      Cash Flows Provided by Financing Activities          353,536        390,164
                                                       -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      790          2,072

CASH AND CASH EQUIVALENTS, beginning of period               2,072             --
                                                       -----------    -----------

CASH AND CASH EQUIVALENTS, end of period               $     2,862    $     2,072
                                                       ===========    ===========

Supplementary information:
     Cash paid for:
   Interest                                            $    15,833    $    20,327
                                                       ===========    ===========

   Income taxes                                        $        --    $        --
                                                       ===========    ===========


                SEE ACCOMPANYING NOTES TO FINANCIALS STATEMENTS

                          MILITARY RESALE GROUP, INC.
                            STATEMENTS OF CASH FLOWS

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                           2003            2002
                                                       ------------   ------------

Non-cash investing and financing activities:

Issuance of stock in exchange for cancellation of
  indebtedness                                         $         --   $    150,000
                                                       ============   ============


Issuance of stock and common stock options in
  exchange for services to be rendered over six
  months to one year                                   $  1,705,250   $    181,000
                                                       ============   ============

Issuance of common stock options for loan extensions   $    271,440   $    200,000
                                                       ============   ============

Issuance of common stock in litigation settlement      $     50,000   $         --
                                                       ============   ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           MILITARY RESALE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Military Resale Group, Inc. (the Company) was organized under the laws of the State of New York and is a regional distributor of grocery and household items specializing in distribution to commissaries of the U. S. Military. Currently, the Company services six military installations located in Colorado, Wyoming and South Dakota.

On October 15, 2001, the Company, formerly Bactrol Technologies, Inc. entered into a stock purchase agreement with Military Resale Group, Inc., a Maryland corporation that was formed on October 6, 1997 ("MRG"), pursuant to which 98.2% of MRG's stock was effectively exchanged for a controlling interest in our publicly held "shell" corporation. Concurrently with the closing of that transaction, the Company changed its name from Bactrol Technologies, Inc. to Military Resale Group, Inc. This transaction is commonly referred to as a "reverse acquisition". For financial accounting purposes, this transaction has been treated as the issuance of stock for the net monetary assets of the Company, accompanied by a recapitalization of MRG with no goodwill or other intangible assets recorded.

For financial reporting purposes, MRG was considered the acquirer, and therefore, the historical operating results of Bactrol Technologies, Inc. are not presented.

GOING CONCERN

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.

The Company has suffered recurring losses from operations, and its working capital deficit raises substantial doubt about its ability to continue as a going concern.

The Company's management is currently pursuing equity and/or debt financing in an effort to continue operations. The future success of the Company is likely dependent on their ability to attain additional capital to develop business, and ultimately upon their ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that the Company will attain positive cash flow from operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CASH AND CASH EQUIVALENTS

The Company considers all cash and highly liquid investments with initial maturities of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

The Company's trade accounts primarily represent unsecured receivables. Historically, its doubtful accounts related to these trade accounts have been insignificant. Therefore, no allowance for doubtful accounts has been provided for.

                          MILITARY RESALE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORY

Inventory consists primarily of grocery items, and is stated at the lower of cost or market. Cost is determined under the first-in, first-out method (FIFO) valuation method. All items of inventory are finished goods resold to military commissaries and wholesale food chains.

ADVERTISING COSTS

Advertising costs are charged to operations when incurred. For the years ended December 31, 2003 and 2002, the Company incurred $-0- and $949 of advertising costs, respectively.

EQUIPMENT

The Company follows the practice of capitalizing equipment costing in excess of $250. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation expense was $29,874 and $40,789 for the years ended December 31, 2003 and 2002, respectively. Depreciation is computed on the straight-line method over the following estimated useful lives:

Office equipment and software       3 to 5 years
Warehouse equipment                 5 to 7 years

INCOME TAXES

The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable for the current period and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences.

Deferred tax assets arise primarily from the net operating loss carryforward and expenses accrued for book basis but not for tax basis. The Company is on the accrual basis for tax purposes, which has resulted in a net operating loss carryforward at December 31, 2003 and 2002. A full valuation allowance has been recorded at December 31, 2003 and 2002 since management of the Company can not determine that it is more likely than not that the tax asset will be realized. (See Note 10)

                          MILITARY RESALE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET (LOSS) PER COMMON SHARE

The Company computes earnings (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). This statement simplifies the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share, and makes them more comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. (See Note 12).

REVENUE RECOGNITION

The Company's revenues are derived from either resale revenue or commission revenue.

Resale Revenue: The Company purchases products from manufacturers and suppliers for resale to the commissaries it services. Revenue from these customers is recognized when title to products passes to the customer for the amount of the sales less an appropriate provision for returns and allowances. The revenue amount recorded includes: (i) the purchase price paid by the commissary plus
(ii) a negotiated storage and delivery fee paid by the manufacturer or supplier. The Company records revenue on a gross sales basis because the Company (a) is the primary obligor in the transaction as the Company is responsible for fulfillment of the order and for the customer's acceptance of the goods or services sold, (b) bears inventory risk (taking title to the goods before the customer's order is placed or upon the customer's return), and (c) bears physical loss of inventory risk.

Commission Revenue: The Company records commission revenue in cases where it acts as an agent for the manufacturer or supplier of the products it sells, and earns a commission based upon a percentage of the suppliers' sales amount. This revenue is recognized at the time goods are shipped by the Company to the ultimate customer, which is when title passes.

STOCK BASED COMPENSATION

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This standard requires the Company to adopt the "fair value" method with respect to stock-based compensation of consultants and other non-employees. The Company did not change its method of accounting with respect to employee stock options; the Company continues to account for these under the "intrinsic value" method, and to furnish the proforma disclosures required by SFAS 123.

VALUATION OF THE COMPANY'S COMMON STOCK

Unless otherwise disclosed, all stock based transactions entered into by the Company have been valued at the market value of the Company's common stock on the date the transaction was entered into or have been valued using the Modified Black-Scholes European Model to estimate the fair market value.

                          MILITARY RESALE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of financial instruments approximates their fair value, because of the short-term nature of these financial instruments.

The fair value of the Company's capital lease obligations approximate their carrying value and are based on the current rates offered for debt of the same remaining maturities with similar collateral requirements, or that the difference is represented by the additional costs to convert the debt to market rates making the two presently equivalent.

CONCENTRATIONS OF RISK

The Company maintains all cash and cash equivalents in financial institutions, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

The Company's revenues from military commissary sales provide approximately ninety five percent of their total revenues. Management believes that concentration of customers with respect to risk is minimal due to the sales being primary through government contracts.

RECLASSIFICATION

Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2002 the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections ("SFAS 145"). This statement rescinds the requirement in SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, that material gains and losses on the extinguishment of debt be treated as extraordinary items. The statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally the standard makes a number of inconsequential and other technical corrections to other standards. The provisions of the statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Provisions of the statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002 and the other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The Company has reviewed SFAS 145 and its adoption did not have a material effect on its financial statements.

                          MILITARY RESALE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In July 2002 the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS 146 will require a Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred and can be measured at fair value. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company has reviewed SFAS 146 and its adoption did not have a material effect on its financial statements.

In December 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS No. 148). This Statement amends SFAS No. 123 Accounting for Stock Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value based method of accounting prescribed by APB No. 25. It also amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under the provisions of SFAS No. 148, companies that choose to adopt the accounting provisions of SFAS No. 123 will be permitted to select from three transition methods: Prospective method, Modified Prospective method and Retroactive Restatement method. The transition and annual disclosure provisions of SFAS No. 148 are effective for the fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did have a material effect on the financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51 ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities or "VIEs") and to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The disclosure requirements of FIN 46 became effective for financial statements issued after January 31, 2003. The adoption of this interpretation did not have an impact on the Company's financial statements.

                          MILITARY RESALE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In April 2003, FASB issued SFAS No. 149, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 149") which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company has adopted SFAS 149 and its adoption did not have a material effect on its financial statements.

In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, ("SFAS 150") which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company has adopted SFAS 150 and its adoption did not have a material effect on its financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated amounts.

NOTE 2 - PREPAID CONSULTING

Prepaid consulting expenses are recorded in connection with common stock and options issued to purchase common stock granted to consultants for future services and are amortized over the agreement term. During the year ended December 31, 2003, the Company incurred prepayments of $484,506 and stock based compensation expense of $1,304,250.

NOTE 3 - PREPAID INTEREST

Prepaid interest is recorded in connection with the issuances of options for the extension of various notes payable. The prepaid interest is being amortized over the extension period, with $180,054 charged to interest expense in the current period.

                          MILITARY RESALE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

In January 2003, the Company entered into a one-year business consulting agreement with Edward Meyer, Jr. for marketing and managerial consulting services, and an executive compensation agreement with Edward Whelan, Chief Executive Officer. In consideration of the services to be rendered by Mr. Whelan and Mr. Meyer, the Company will issue each month the number of shares determined by dividing $12,000 by the product of 80% and the average closing low price for the Company's common stock during each quarter.

During the year ended December 31, 2003, the Company issued 1,305,622 shares of common stock as consideration under a January 2002 and 2003 consulting and compensation agreements for the fourth quarter of 2002 and the four quarters of 2003 (370,831 shares to Mr. Meyer and 934,791 shares to Mr. Whelan, or their respective designees). The transactions were valued between $0.10 and $0.27 per share, the fair market value of our common stock on the dates of issuance.

On July 11, 2003, the Company issued 100,000 shares of our common stock to an employee, Robert Hefner, for compensation for past employment services. These shares were valued at $0.26 per share or $26,000, the fair value at date of issuance.

On November 1, 2003 the Company issued 300,000 shares of common stock to Mr. Meyer in connection with the signing of a consulting agreement. The term of the agreement is for one year. These shares were valued at $30,000, the fair value at date of issuance. This amount will be amortized over the term of the agreement.

During the year ended December 31, 2003, the Company received advances from related parties; $11,500 from individuals related to shareholders/management. These advances are non-interest bearing and are due on demand. These amounts are recorded as due to related parties along with $61,132 of amounts due to a related party for expenses paid by related party on behalf of the Company.

On March 11, 2003, Edward Whelan loaned the Company $10,000. The corresponding note bears interest at a rate of 8% per annum and is due on June 3, 2006.

                          MILITARY RESALE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED)

On June 30, 2003, in connection with the conversion of $190,000 of demand notes to convertible notes from Edward Whelan, Chief Executive Officer, and companies which he controls and/or is shareholder, 1,130,000 stock options were issued. The options expire in five years. The fair value of the options are estimated at $235,040 based on the Modified Black-Scholes European Pricing Model. The average risk free interest rate used was 2.9%, volatility was estimated at 94.06%, and the expected life was five years. The demand notes have been modified to allow the holder to convert their notes into shares of common stock at $0.25 per share. These convertible notes do not have a beneficial conversion feature.

On June 30, 2003, in connection with the conversion of $25,000 of demand notes to convertible notes from each of Ethan Hokit, President and Atlantic Investment Trust, of which Richard Tanenbaum, one of the Company's directors, is the trustee, 25,000 stock options were issued to each of such noteholders. The options expire in five years. The fair value of the options are estimated at $10,400 based on the Modified Black-Scholes European Pricing Model. The average risk free interest rate used was 2.9%, volatility was estimated at 94.06%, and the expected life was five years. The demand notes have been modified to allow the holder to convert their notes into shares of common stock at $0.25 per share. Such notes do not have a beneficial conversion feature.

On August 7, 2002, the Company borrowed $50,000 from Atlantic Investment Trust and $50,000 from Eastern Investment Trust. Richard Tanenbaum, one of the Company's Directors, is a trustee of these entities. The notes are convertible and bear interest at 8% per annum and were due on July 30, 2003.

During 2002, Edward Whelan advanced the Company $20,000. The advances bear interest at a rate of 10% per annum and are due on demand.

NOTE 5 - CONVERTIBLE NOTES

During the year ended December 31, 2002, notes payable of $150,000, which included a beneficial conversion feature, were converted into 1,793,574 shares of the Company's common stock pursuant to the notes.

At December 31, 2003, the Company had an aggregate of $605,000 payable in convertible notes of which $370,000 are with related parties (see Note 4). On June 30, 2003, notes in the amount of $215,000 that were originally due on or before June 30, 2003 and $50,000 of notes that were originally due September 30, 2003 were extended until June 3, 2006 and bear interest at 8%. An additional $240,000 of demand notes were converted to convertible notes on June 30, 2003 and are due June 3, 2006. Of these notes, $100,000 are non-interest bearing, $60,000 bear interest at 10% and $80,000 bear interest at 8%.

                          MILITARY RESALE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 5 - CONVERTIBLE NOTES (CONTINUED)

In connection with the extension of the due dates and conversion of the demand notes to convertible notes, stock options of 1,305,000 were issued. The options expire in five years. The fair value of the options were estimated at $271,440 based on the Modified Black-Scholes European Pricing Model. The average risk free interest rate used was 2.9%, volatility was estimated at 94.06% and the expected life was five years. The Company recorded prepaid interest of $271,440 and are amortizing it over the extension period. Interest expense of $46,721 was recorded during the year ended December 31, 2003 for amortization of the prepaid interest.

During the year ended December 31, 2003, the Company issued $20,000 in convertible notes bearing interest at 8% per annum due January 30, 2004 and $15,000 in convertible notes bearing interest at 8% per annum due June 3, 2006.

The Company's convertible notes provide generally that, if the convertible notes are not in default, the holders may convert, at any time all or a portion of the outstanding balance under each convertible note into a number of shares (subject to certain anti-dilution adjustments) of common stock that will allow the note holder to receive common stock having a market value equal to 150% of the converted balance of the note. For notes issued prior to May 30, 2003, if an event of default has occurred in respect of such convertible notes, the holder may convert the outstanding balance into a number of shares (subject to certain anti-dilution adjustments) of common stock equal to twice the number of shares the holder would have otherwise received if the convertible notes were not in default. Among other events of default, the terms of the convertible notes require the Company to register under the Securities Act of 1933 the shares of common stock issuable upon conversion of the convertible notes. On June 30, 2003 the demand notes were modified to allow the holder to convert their notes into common stock at $0.25 per share. These convertible notes do not have a beneficial conversion feature.

The Company follows EITF 98-5 in accounting for convertible notes with "beneficial conversion features" (i.e., the notes may be converted into common stock at the lower of a fixed rate at the commitment date or a fixed discount to the market price of the underlying common stock at the conversion date). Because the Company's convertible notes contained a beneficial conversion feature on the date of issuance, the Company measured and recognized the intrinsic value of the beneficial conversion feature of the convertible notes when the convertible notes were issued. During the year ended December 31, 2003 and 2002 interest expense of $27,173 and $370,000, respectively, was recognized as the intrinsic value of the beneficial conversion feature of the convertible notes that were issued during such periods.

                          MILITARY RESALE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE

On March 27, 2003, the Company issued a promissory note for $100,000 to Romano, Ltd. As of December 31, 2003, the remaining balance on this note was $89,210. The note bears interest at 15% per annum and is due on March 26, 2004, subject to the following contingent payment terms upon the Company raising or securing additional funding from any third-party source:

Additional Funding                      Terms Modification

$          250,000   Payment of 10% of outstanding principal and accrued interest
$          500,000   Payment of 15% of outstanding principal and accrued interest
$1,000,000 or more   Payment of 100% of outstanding principal and accrued interest

If the Company fails to secure any of the above-referenced additional funding, or another significant event such as a merger or acquisition of another company, the Company was required to pay $8,000 per month commencing on July 1, 2003 until the full obligation was paid or by March 26, 2004. The Company is currently in default of the terms of the note and is negotiating with the holder to avoid remedies upon default, including acceleration of the principal amount and interest at 30% on the unpaid balance.

Subsequent to December 31, 2003 the Company reached an agreement with Romano, Ltd. As of the date of the new agreement, $50,000 cash had been paid of the original $100,000 note. The Company signed a new $30,000 note with Romano, Ltd., with interest at 15% per annum, payable beginning on April 1, 2004 with equal consecutive installments payable on the fifteenth of every month in the amount of $5,000 until paid in full or March 26, 2005. The note covers accrued interest owed Romano, Ltd. on the $100,000 loan. In addition, the Company issued 400,000 shares of common stock to satisfy the remaining $50,000 balance of the loan.

Maturities on long term debt, including related parties, are as follows for the years ending December 31:

2004                                                              $    175,235
2005                                                                    14,767
2006                                                                   536,313
2007                                                                    18,022
2008                                                                    19,909
Thereafter                                                              29,964
                                                                  ------------

                                                                  $    794,210
                                                                  ============

NOTE 7 - CAPITAL LEASES

The Company leases certain equipment under capital leases expiring in various years through 2006. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset at the inception of the lease. The assets are amortized over the lower of their related lease terms or their estimated productive lives.

                          MILITARY RESALE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 7 - CAPITAL LEASES (CONTINUED)

Amortization of assets under capital leases is included in depreciation expense.

Properties under capital leases at December 31, 2003 are as follows:

      Equipment                             $     103,403
      Less: accumulated amortization               43,513
                                            -------------

      Net                                   $      59,890
                                            =============

The following is a schedule of minimum lease payments under capital leases as of December 31, 2003.

  Year Ending December 31,
  2004                                                     $      61,839
  2005                                                            22,818
  2006                                                            20,916
                                                           -------------
  Total net minimum capital lease payments                       105,573
  Less: amounts representing interest                             17,241
                                                           -------------
  Present value of net minimum capital lease payments             88,332
  Less: current maturities of capital lease obligations           51,981
                                                           -------------

  Obligations  under  capital  leases,  net  of  current
    maturities                                             $      36,351
                                                           -------------


NOTE 8 - OPERATING LEASE COMMITMENTS

In August 2001, the Company entered into a lease agreement that expires in August 2006 for office and warehouse space in Colorado Springs, Colorado.

Minimum future lease payments under current lease agreements at December 31, 2003 are as follows:

           2004                                $    193,759
           2005                                     201,946
           2006                                     210,133
                                               ------------

           Total minimum payments required     $    605,838
                                               ============

The lease has an annual escalation factor. The above rental commitments reflect the periods during which the actual obligations arise (per the lease agreement). Rental expense has been charged to operations on a straight-line basis. The associated liability is presented in the balance sheet as a deferred rental obligation.

The Company was a defendant in litigation regarding several lease agreements for former premises (see Note 13).

                          MILITARY RESALE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 8 - OPERATING LEASE COMMITMENTS (CONTINUED)

Rent expense for the years ended December 31, 2003 and 2002 was $248,373 and $302,237, respectively.

NOTE 9 - INCOME TAXES

The provision (benefit) for income taxes consists of the following:

Total deferred tax assets                          $  1,951,395
Less valuation allowance                             (1,951,395)
                                                   -------------

Net deferred tax asset                             $        ---
                                                   =============

The components of deferred tax assets and (liabilities) and the related tax affects of temporary differences that give rise to deferred tax assets and (liabilities) are as follows:

                                                           DECEMBER 31,
                                                     2003               2002
                                                 -----------        ------------

Stock based compensation                         $   123,889                 --
Net operating loss carryforward                    1,827,506          1,264,000
Increase in valuation allowance                   (1,951,395)        (1,264,000)
                                                 -----------        -----------

                                                 $        --        $        --
                                                 ===========        ===========

The components of deferred income tax expense (benefit) are as follows:

                                                           DECEMBER 31,
                                                     2003               2002
                                                 -----------        ------------

Stock based compensation                         $   123,889        $        --
Net operating loss carryforward                      563,506            880,000
Less valuation allowance                            (687,395)          (880,000)
                                                 -----------        -----------

                                                 $        --        $        --
                                                 ===========        ===========

Following is a reconciliation of the amount of income tax expense (benefit) that would result from applying the statutory federal income tax rates to pre-tax income and the reported amount of income tax expense (benefit):

                          MILITARY RESALE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (CONTINUED)

                                                              DECEMBER 31,
                                                          2003           2002
                                                       ---------      ---------

Tax expense at federal statutory rates                 $(894,795)      (788,535)
Increase in inventory valuation allowance                  6,077             --
Other                                                     11,723             --
Stock based compensation                                 123,889             --
Net operating loss carryforward                          753,106        788,535
                                                       ---------      ---------

                                                       $      --      $      --
                                                       =========      =========

As of December 31, 2003, the Company had a net operating loss carryforward for federal income tax purposes of approximately $5,375,000, which will be available to reduce future taxable income. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period. Because of the current uncertainty of realizing such tax assets in the future, a valuation allowance has been recorded equal to the amount of the net deferred tax assets, which caused our effective tax rate to differ from the statutory income tax rate. The net operating loss carryforward, if not utilized, will expire between 2017 and 2023. At December 31, 2003, the valuation allowance increased by $687,395.

NOTE 10 - EQUITY INCENTIVE PLAN

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

NOTE 10 - EQUITY INCENTIVE PLAN (CONTINUED)

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option-Pricing Model. The following assumptions were made in estimating fair value:

        Dividend yield                                  0%
        Risk-free interest rate                      2.5%-3.6%
        Expected life                                1-5 years
        Expected Volatility                          233%-253%

Common stock options granted under the plan during the year ended December 31, 2003 and 2002 were 0 and 800,000, respectively.

                                        OPTION          OUTSTANDING OPTIONS
                                        SHARES                       PRICE PER
                                       AVAILABLE       SHARES          SHARE

BALANCE, DECEMBER 31, 2001             1,500,000            ---   $        ---

Granted                                 (800,000)       800,000           0.50
Expired                                      ---            ---            ---
                                    ------------   ------------   ------------

BALANCE, DECEMBER 31, 2002               700,000        800,000   $       0.50
                                    ------------   ------------   ------------

Granted                                      ---            ---            ---
Exercised                                    ---            ---            ---
Expired                                      ---            ---            ---
                                    ------------   ------------   ------------

BALANCE, DECEMBER 31, 2003               700,000        800,000   $       0.50
                                    ============   ============   ============

NOTE 11 - COMMON STOCK

During the year ended December 31, 2002 the Company issued 2,084,812 shares of common stock to various consultants for services performed and to be performed. The shares were valued at $674,298 based on the closing market price on the date of signing the agreements. This amount was recorded as prepaid consulting and was amortized over the term of the agreements.

During December 2003 the Company issued 384,000 shares of common stock for settlement of litigation in the amount of $50,000. (See Note 13).

During the year ended December 31, 2003, the Company issued aggregate shares of common stock of 8,230,621 to various consultants for services provided or to be provided. Stock based compensation expense of $1,127,174 was recognized in 2003 and a prepaid consulting expense of $ 307,430 was recorded in 2003 for stock issued for services. These amounts were based on the fair market value of the shares on the date of issuance.

                          MILITARY RESALE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 11 - COMMON STOCK (CONTINUED)

5,505,000 and 500,000 stock options were granted to various parties during the years ended December 31, 2003 and 2002, respectively, for services rendered and to be rendered. (See Notes 4 and 5). The options expire in five years. The options issued during year ended December 31, 2003 and 2002 were valued at $677,840, and $200,000, respectively, the fair value using the Black-Scholes European Pricing Model. The average risk free interest rate used was 2.9%, volatility was estimated at 94.06% and 253%, respectively, and the expected life was five years.

Compensation cost charged to operations for options issued was $ 276,045 and $220,000 during the years ended December 31, 2003 and 2002, respectively. Prepaid consulting costs and prepaid interest expense for options issued are $177,076 and $224,719, respectively at December 31, 2003.

NOTE 12 - EARNINGS PER SHARE

                                                                For the Year Ended December 31, 2003
                                                                                                   Per
                                                         Income/(Loss)          Shares            Share
                                                          (Numerator)         (Denominator)       Amount
                                                       ----------------    ----------------   ------------
Basic EPS
   Income (loss) available to common stockholders      $     (2,631,749)         14,619,599   $      (0.18)

Effect of Dilutive Securities                                        --                  --             --
                                                       ----------------    ----------------   ------------

Diluted EPS
   Income (loss) available to common stockholders      $     (2,631,749)         14,619,599   $      (0.18)
                                                       ================    ================   ============


                                                                For the Year Ended December 31, 2002
                                                                                                   Per
                                                         Income/(Loss)          Shares            Share
                                                          (Numerator)         (Denominator)       Amount
Basic EPS
   Income (loss) available to common stockholders      $     (2,319,221)          9,156,648   $       (.25)

Effect of Dilutive Securities                                        --                  --             --
                                                       ----------------    ----------------   ------------

Diluted EPS
   Income (loss) available to common stockholders      $     (2,319,221)          9,156,648   $       (.25)
                                                       ================    ================   ============

                          MILITARY RESALE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 13 - CONTINGENCIES

The Company was the defendant in a litigation regarding their former premises. The plaintiff was the former landlord, who was seeking damages for an alleged breach of the terms of several operating lease agreements for office and warehouse space located in Colorado Springs, Colorado. On November 25, 2003 a settlement was reached and issued with the district court of El Paso County, Colorado. Under the terms of the settlement, the Company delivered 384,000 shares of common stock to the plaintiff for settlement of $50,000 owed and agreed to issue a note payable to the plaintiff in the amount of $100,000 bearing interest at 10% per annum beginning November 6, 2003. Under the terms of the note, the Company is required to begin payments of $2,000 per month on July 1, 2004 and on the first day of each and every month thereafter until all principal and accrued interest are paid in full. If on the date of full payment of the note or the date of maturity of the note, whichever occurs first, the market price of the stock as of close of the market on that day is $50,000 or greater the plaintiff must accept the stock as full satisfaction of the $50,000 liability. If the market price of the stock is less than $50,000, the plaintiff may either retain the stock as full satisfaction of the $50,000 or surrender the stock to the Company in exchange for simultaneous payment to the plaintiff in cash of $50,000.

The Company was the defendant in two other litigations with two different vendors. In accordance with the judgments issued on September 10, 2003 and October 31, 2003, the Company is required to pay a total of $76,675 (non-interest bearing) and $39,901 to each vendor respectively. The balance of $39,901 accrues interest of 8% per annum.

In February 2003, a capital lease obligation, secured by equipment with a net book value of $25,363, was accelerated due to non-payment. This obligation is reflected in the current portion of obligations under capital leases in the accompanying financial statements. The Company defaulted under the accelerated terms of this agreement and the debt has been sent to a collections agency. The Company is paying $1,000 per month on this lease until a new settlement can be reached.

In February 2003, the Company entered into a Lease Modification Agreement for a capital lease for equipment with a net book value of $57,183. The term of the lease was extended through April 2007, with no required payment for the months between November 2002 and February 2003. Minimum lease payments have increased to $2,100 through October 2003 and $1,980 for the remaining 40 months.

                          MILITARY RESALE GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 14 - SUBSEQUENT EVENTS

Subsequent to December 31, 2003 the Company sold 4,300,000 shares of common stock at prices ranging from $.10 to $.125 for total consideration of $532,500.

In January 2004 the Company signed a consulting agreement with a shareholder to perform management functions. The term of the agreement is for one year, expiring on January 29, 2005. In consideration of his work to be performed, the Company issued 50,000 shares of common stock to the shareholder valued at $0.11 per share, the closing market price on the effective date of the agreement.

In April 2004 the Company signed a consulting agreement with an unrelated party to perform management and consulting services. The term of the agreement is for one year, expiring on March 31, 2005. In exchange for the services to be provided by the consultant, the Company issued 250,000 shares of common stock to the consultant and agreed to pay an additional $5,000 per month for services. The shares were valued at $0.19 per share, the closing market price on the effective date of the agreement.

ITEM 8A. CONTROLS AND PROCEDURES.

      Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

      Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth certain information with respect to each of our officers or directors as of April 30, 2004

        NAME                     AGE   POSITION

        Edward T. Whelan         53    Chairman of the Board and Chief
                                       Executive Officer

        Ethan D. Hokit           65    President, Chief Operating Officer,
                                       Treasurer and Director

        Richard H. Tanenbaum     56    Director and Secretary

      EDWARD T. WHELAN was a co-founder of MRG-Maryland in October 1997 and served as its Chairman and Chief Executive Officer until the consummation of the Reverse Acquisition in November 2001, at which time he became our Chairman of the Board and Chief Executive Officer. From April 1998 until October 2003, Mr. Whelan also served as the President and a principal stockholder of Xcel Associates, Inc., a company engaged in providing financial consulting to small and medium-sized companies and to high net worth individuals. From 1989 to December 2001, Mr. Whelan also served as President and a principal shareholder of Shannon Investments, Inc., a consulting firm to small and medium-sized companies. From 1968 to 1971, Mr. Whelan attended St. Peters College in Jersey City, New Jersey, where he majored in Economics.

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

      Based solely upon our review of the copies of such forms furnished to us during the year ended December 31, 2003 and representations made by certain persons subject to this obligation that such filings were not required to be made, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed in a timely manner, other than reports by the following persons:

      o Edward T. Whelan, one of our directors, our Chief Executive Officer and a beneficial owner of more than 10% of our outstanding shares of common stock, failed to timely file a Statement of Changes in Beneficial Ownership on Form 4 (a "Form 4") upon (i) his acquisition of compensatory shares in July and December 2003 pursuant to his executive compensation arrangement with our company and (ii) the acquisition of options to purchase shares of our common stock in July 2003 by Mr. Whelan and by Oncor Partners Inc. and Grace Holdings Inc., both of which are controlled by Mr. Whelan.

      o Richard Tanenbaum, one of our directors, failed to timely file a Form 4 upon (i) the acquisition of options to purchase shares of our common stock by several trusts of which Mr. Tanenbaum serves as trustee and (ii) the receipt by such trusts of promissory notes that we issued in May 2003 that are convertible into shares of our common stock.

      Except as disclosed, we are not aware of any transactions in our outstanding securities by or on behalf of any director, executive officer or 10 percent holder, which would require the filing of any report pursuant to Section 16(a) during the year ended December 31, 2003 that has not been filed with the Securities and Exchange Commission.

CODE OF ETHICS

      We have not yet adopted a code of ethics. Management expects to adopt a formal code of ethics and related controls during 2004.

AUDIT COMMITTEE

      We do not have a standing Audit Committee of our Board of Directors. However, our Board of Directors has reviewed the audited financial statements of our company for the year ended December 31, 2003 and has taken such steps as was deemed necessary to insure that the members of our Board of Directors discussed with our independent auditors the matters required by SAS 61.

ITEM 10. EXECUTIVE COMPENSATION.

      The table below sets forth the compensation earned for services rendered in all capacities for the fiscal years ended December 31, 2001, 2002 and 2003 by our executive officers in their capacities as officers and directors of MRG-Maryland.


--------------------------------------------------------------------------------------------------------------------
                                 Annual Compensation               Long-Term Compensation
--------------------------------------------------------------------------------------------------------------------
                                                                          Awards                  Payouts
                                                                  --------------------------------------------------
                                                                              Securities
                                                                  Restricted  Under-lying            All
Name and Principal                                 Other Annual   Stock       Options/     LTIP      Other
Position                  Year   Salary    Bonus   Compen-sation  Award(s)    SARs         Payouts   Compen-sation
                                 ($)       ($)     ($)            ($)         (#)          ($)       ($)
(a)                       (b)    (c)       (d)     (e)            (f)         (g)          (h)       (i)
--------------------------------------------------------------------------------------------------------------------
Edward T. Whelan,        2001    -         -       $63,800(1)     -           -            -         -
Chairman and Chief       2002    -         -       $109,857 (2)   -           -            -         -
Executive Officer        2003    -         -       $222,829(3)    -           -            -         -
--------------------------------------------------------------------------------------------------------------------
Ethan D. Hokit,          2001    $60,000   -       -              -           -            -         -
President and Chief      2002    $60,000   -       $9,000(4)      -           -            -         -
Operating Officer        2003    $60,000   -       -              -           -            -         -
--------------------------------------------------------------------------------------------------------------------

-------------------------------

(1) Represents the value of 220,000 shares of common stock valued at $63,800 ($0.29 per share) issued to Mr. Whelan in December 2001 as additional compensation for services rendered in 2001.

(2) Represents the value of 145,000 shares of common stock valued at $29,000 ($0.20 per share) issued to Mr. Whelan in February 2002 for consulting services performed for us during 2001 and the value of an aggregate of 301,113 shares of common stock valued at $80,857 (an average of $0.27 per share) issued to Mr. Whelan in 2002 for consulting services performed for us from January 2002 through June 2002 and as compensation for services rendered as Chief Executive Officer from July 2002 through October 2002.

(3) Represents the value of 1,113,208 shares of our common stock valued at $222,829 issued to Mr. Whelan as compensation for services rendered as Chief Executive Officer during the fourth quarter of 2002 and during 2003. Shares were issued at the end of each quarterly period and were valued at fair market value as follows: 192,414 shares ($0.16 per share), 218,519 shares ($0.24 per share), 254,545 shares ($0.27), 228,559 shares ($0.13 per share) and 411,585 ($0.10 per share).

(4) Represents the value of 90,000 shares of common stock issued to Mr. Hokit as additional compensation for services rendered in 2001.

      In January 2002, we entered into a one-year business consulting agreement with Edward Whelan and Edward Meyer, Jr. for the provision of marketing and managerial consulting services. Effective July 1, 2002, the consulting agreement of Mr. Whelan was terminated and Mr. Whelan became one of our employees, for which he was compensated on the same basis as he was to be paid under his consulting agreement. In consideration of the services to be rendered by Messrs. Whelan and Meyer, we issued in respect of each month a number of shares determined by dividing $12,000 by the product of 80% and the average low price for our common stock during such month. We issued to each of Messrs. Whelan and Meyer (or their respective designees) an aggregate of 301,113 shares of our common stock during the term of the agreement. In January 2003, our board of directors approved a one year executive compensation agreement with Mr. Whelan, pursuant to which we issued to Mr. Whelan (or his designee) an aggregate of 970,794 shares of our common stock in consideration for his services as our Chief Executive Officer. Such amount was determined using the same formula described above.

      In January 2004, our board of directors approved a one year executive compensation arrangement with Edward T. Whelan, pursuant to which we will issue Mr. Whelan shares of our common stock in consideration for his services as Chief Executive Officer. Under the terms of the arrangement, we will issue in respect of each month during 2004 a number of shares determined by dividing $12,000 by the product of 80% and the average low price for our common stock during such month and options to purchase an equivalent number of shares of our common stock at an exercise price of $0.25 per share.

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

      As of December 31, 2003, there were outstanding under the Incentive Plan options to purchase an aggregate of 800,000 shares of our common stock, which options are three-year options having an exercise price of $0.50 per share. Exclusive of the Incentive Plan, as of December 31, 2003, there were outstanding options and warrants to purchase approximately 5,005,000 shares of our common stock, which options include five-year options to purchase 1,305,000 shares of our common stock at an exercise price of $0.25 per share issued in June 2003 to holders of our convertible bridge notes and demand notes in consideration of their willingness to extend the term of their loans to us until June 3, 2006, five-year options to purchase 1,350,000 shares of our common stock at an exercise price of $0.50 per share issued to three consultants in the first half of 2003, five-year warrants to purchase an aggregate of 1,000,000 shares of our common stock, consisting of warrants to purchase 250,000 shares at each of $0.25, $0.50, $0.75 and $1.00 per share, issued in June 2003 to a holder of one of our demand notes, three-year warrants to purchase an aggregate of 1,000,000 shares of our common stock, consisting of warrants to purchase 250,000 shares at each of $0.25, $0.50, $0.75 and $1.00 per share, issued to one of our consultants in May 2003, five-year options to purchase 600,000 shares of our common stock at an exercise price of $0.25 per share issued to one of our consultants in October 2003 for services, and five-year options to purchase 250,000 shares of our common stock at an exercise price of $0.25 per share issued to one of our consultants in December 2003. During 2003, options to purchase 1,000,000 shares of our common stock were exercised resulting for an aggregate proceeds to us of $75,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth as of April 30, 2004 certain information regarding the beneficial ownership of our common stock by (a) each person who is known to us to be the beneficial owner of more than five percent (5%) of our common stock, (b) each director and executive officer and (c) all directors and executive officers as a group. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse.

                                                      SHARES OF COMMON
                                                      STOCK OWNED (1)
                  NAME AND ADDRESS                AMOUNT            %
      -------------------------------------   --------------     --------
      Edward T. Whelan
      135 First Street
      Keyport, NJ 07735                        4,324,911(2)        15.7%

      Grace Holdings, Inc.
      7315 Wisconsin Avenue
      Suite 775N
      Bethesda, MD 20814                       2,247,658(3)         8.2%

      Richard H. Tanenbaum
      7315 Wisconsin Avenue
      Suite 775N
      Bethesda, MD 20814                       1,798,763(4)         6.7%

      Ethan D. Hokit
      3305 Blodgett Drive
      Colorado Springs, CO  80919                555,000(5)         2.1%

      Directors and executive officers as
      a group (three persons)                  6,673,674           22.7%

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

(2) Includes 907,253 shares owned directly by Mr. Whelan, 270,000 shares issuable upon the exercise of options held by Mr. Whelan, 2,247,658 shares beneficially owned by Grace Holdings, Inc., of which Mr. Whelan is President, and 900,000 shares beneficially owned by Oncor Partners Inc., of which Mr. Whelan is a principal shareholder.

(3) Includes 1,007,658 shares owned of record, 1,000,000 shares issuable upon the exercise of options and 240,000 shares issuable upon the conversion of convertible bridge note indebtedness.

(4) Includes 685,000 shares owned directly by Mr. Tanenbaum, 863,763 shares beneficially owned by Atlantic Investment Trust, of which Mr. Tanenbaum serves as trustee, and 250,000 shares beneficially owned by Eastern Investment Trust, of which Mr. Tanenbaum serves as trustee.

(5) Includes 130,000 shares owned directly by Mr. Hokit, 25,000 shares issuable upon the exercise of options held by Mr. Hokit, and 400,000 shares of our common stock owned of record by Mr. Hokit's spouse.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In October 1997, we borrowed $60,000 from Shannon Investments, Inc., one of our principal shareholders that is controlled by Edward Whelan, our Chairman of the Board and Chief Executive Officer. In connection with such loan, we executed a promissory note in favor of Shannon Investments, Inc. that bears interest at the rate of 10% per annum and was originally payable on demand. In June 2003, Shannon Investments agreed to extend the term of the loan until June 3, 2006 and, in consideration thereof, we issued to Shannon Investments options to purchase 1,000,000 shares of our common stock. Such options are five-year options to purchase 250,000 shares at each of $0.25, $0.50, $0.75 and $1.00 per share. As of December 31, 2003, the full principal amount of the note was still outstanding.

      From October 1997 through June 30, 2002, Xcel Associates, Inc., a company of which Mr. Whelan previously served as the President and a principal shareholder, maintained office space in our corporate offices without charge.

      On August 14, 2001, we borrowed $100,000 from Oncor Partners, Inc., a company of which Edward Whelan, our Chairman of the Board and Chief Executive Officer, is President and a shareholder. The loan bears no interest and had an original term of one year, which, in August 2002, was extended for an additional six months to February 14, 2003. In consideration of Oncor's willingness to extend the term of the loan, in November 2002, we granted Oncor a five-year option to purchase 500,000 shares of our common stock at an exercise price of $0.50. In June 2003, Oncor agreed to further extend the term of the loan until

June 3, 2006 and, in consideration thereof, we issued to Oncor a five-year option to purchase 100,000 shares of our common stock at an exercise price of $0.25 per share. We also amended such note to allow such lender to convert the outstanding principal amount into shares of our common stock at a conversion price of $0.25.

      In December 2001, we borrowed $25,000 from each of Ethan D. Hokit, our President and one of our directors, and Atlantic Investment Trust ("Atlantic"), a trust of which Richard Tanenbaum, one of our directors, is the trustee. In connection with each such loan, we executed a demand promissory note that bears interest at the rate of 8% per annum. In June 2003, such lenders agreed to extend the terms of their loans until June 2006 and, in consideration thereof, we issued to such lenders an option to purchase 25,000 shares of our common stock at an exercise price of $0.25 per share. We also amended such notes to allow the lender to convert the principal amount into shares of our common stock at a conversion price of $0.25.

      In January 2002, we entered into a one-year business consulting agreement with Edward Whelan and Edward Meyer, Jr. for the provision of marketing and managerial consulting services. Effective July 1, 2002, the consulting agreement of Mr. Whelan was terminated and Mr. Whelan became one of our employees, for which he was compensated on the same basis as he was to be paid under his consulting agreement. In consideration of the services to be rendered by Messrs. Whelan and Meyer, we issued in respect of each month the number of shares determined by dividing $12,000 by the product of 80% and the average closing bid price for our common stock during such month. An aggregate of 301,113 shares of our common stock was issued to each of Messrs. Whelan or Meyer (or their respective designees) for services rendered during the term of the agreement.

      In August 2002, we issued to Atlantic Investment Trust and to Eastern Investment Trust, both trusts of which Richard Tanenbaum, one of our directors, is the trustee, $100,000 aggregate principal amount of convertible promissory notes that originally matured on June 30, 2003 and bear interest at the rate of 8% per annum. In June 2003, such lenders agreed to extend the term of their loans until June 3, 2006 and, in consideration thereof, we issued such lenders an option to purchase 25,000 shares of our common stock at an exercise price of $0.25 per share. Such notes are convertible at any time and from time to time by the noteholders into a maximum of 400,000 shares of our common stock (subject to certain anti-dilution adjustments). The terms of such notes require us to register under the Securities Act of 1933 the shares of our common stock issuable upon conversion of the notes not later than June 3, 2006.

      In the fourth quarter of 2002 and the first quarter of 2003, we borrowed an aggregate of $30,000 from Edward T. Whelan, our Chief Executive Officer and the Chairman of our Board of Directors. In connection with such borrowings, we executed demand promissory notes that bear interest at the rate of 10% per annum with respect to $20,000 aggregate principal amount and 8% per annum with respect to $10,000 aggregate principal amount. In June 2003, such lender agreed to extend the terms of his loans until June 2006 and, in consideration thereof, we issued to such lender an option to purchase 25,000 shares of our common stock at an exercise of $0.25 per share.

      In January 2003, our board of directors approved a one year executive compensation agreement with Edward T. Whelan, pursuant to which we will issue Mr. Whelan shares of our common stock in consideration for his services as Chief Executive Officer. Under the terms of the agreement, we will issue in respect of each month during 2003 a number of shares determined by dividing $12,000 by the product of 80% and the average low price for our common stock during such month. As of December 31, 2003, an aggregate of 920,794 shares of our common stock was issued to Mr. Whelan (or his designee) pursuant to the executive compensation agreement.

      In May 2003, we issued to Atlantic Investment Trust and to Eastern Investment Trust, the trustee of each of which is Richard Tanenbaum, one of our directors, $20,000 aggregate principal amount of convertible promissory notes that originally matured on September 30, 2003 and bear interest at the rate of 8% per annum. In June 2003, such lenders agreed to extend the terms of their loans until June 2006 and, in consideration thereof, we issued to such lenders an option to purchase an aggregate of 7,500 shares of our common stock at an exercise price of $0.25 per share. Such notes are convertible at any time and from time to time by the noteholders into a maximum of 120,000 shares of our common stock (subject to certain anti-dilution adjustments). The terms of such notes require us to register under the Securities Act of 1933 the shares of our common stock issuable upon conversion of the notes not later than June 3, 2006.

      In January 2004, our board of directors approved a one year executive compensation arrangement with Edward T. Whelan, pursuant to which we will issue Mr. Whelan shares of our common stock in consideration for his services as Chief Executive Officer. Under the terms of the arrangement, we will issue in respect of each month during 2004 a number of shares determined by dividing $12,000 by the product of 80% and the average low price for our common stock during such month and options to purchase an equivalent number of shares of our common stock at an exercise price of $0.25 per share.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   EXHIBITS.

      None.

EXHIBIT
NUMBER                              DESCRIPTION

3.1 Restated Certificate of Incorporation of our company (incorporated herein by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 (Registration No. 333-75630)).

3.2 Amended and Restated By-laws of our company (incorporated herein by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 (Registration No. 333-75630)).

10.1 Amended and Restated Promissory Note dated as of June 30, 2002 from the Company to Atlantic Investment Trust in the principal amount of $25,000 (incorporated by herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 (file no. 000-26463)).

10.2 Amended and Restated Promissory Note dated as of June 30, 2002 from the Company to Ethan Hokit, our president and one of our directors, in the principal amount of $25,000 (incorporated by herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 (file no. 000-26463)).

10.3 Amended and Restated Promissory Note dated as of May 5, 2003 from the Company to Oncor Partners, Inc. in the principal amount of $100,000.


10.4 2001 Equity Incentive Plan of our company adopted in December 2001 (incorporated herein by reference to Exhibit 10.1 to our Registration Statement on Form S-8 (Registration No. 333-81258)).

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

10.7 Domestic Service Agreement dated May 1, 2002 between our company and Tyson Foods, Inc. (incorporated herein by reference to Exhibit 10.10 to our Registration Statement on Form SB-2 (Registration No. 333-75630)).

10.8 Letter of Agreement effective November 1, 2001 between our company and S&K Sales, Inc. (incorporated herein by reference to Exhibit 10.11 to our Registration Statement on Form SB-2 (Registration No. 333-75630)).

10.9  Form of 9% Convertible Note (incorporated herein by reference to Exhibit
      10.11 to our Annual Report on Form 10-KSB for the year ended December 31, 2002 (File No. 000-264463).

10.10 Description of Edward Whelan Executive Compensation Arrangement.

10.11 $10,000 Demand Note dated November 17, 2002 from our company to Edward T. Whelan.

10.12 $5,000 Demand Note dated December 11, 2002 from our company to Edward T. Whelan.

10.13 $5,000 Demand Note dated December 4, 2002 from our company to Edward T. Whelan.

10.14 $10,000 Demand Note dated March 11, 2003 from our company to Edward T. Whelan.

23.1  Consent of Rosenberg Rich Baker Berman & Company.

23.2  Consent of AJ. Robbins, P.C.

31.1 Certification of Principal Executive Officer, Edward T. Whelan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  Certification of Principal Financial Officer, Ethan D. Hokit, pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer, Edward T. Whelan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification of Principal Financial Officer, Ethan D. Hokit, pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

----------------


(b) Reports on Form 8-K.

      None.


ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

      The firm of Rosenberg Rich Baker Berman & Company served as our independent public accountants for the year ended December 31, 2002 and through the completion of our quarterly report on Form 10-QSB for our third fiscal quarter of 2003. In March 2004, we retained the firm of A.J. Robbins, P.C. as our independent public accountants (as reported in our Current Report on Form 8-K as filed with the Commission on March 30, 2004). A.J. Robbins, P.C. provided audit services to us for our annual report for the year ended December 31, 2003. The aggregate fees billed by Rosenberg Rich Baker Berman & Company, for the audit of our financial statements included in our annual report on Form 10-KSB for the year ended December 31, 2002 were $56,048. The aggregate fees billed by Rosenberg Rich Baker Berman & Company for the review of financial statements included in our quarterly reports on Form 10-QSB for the year ended December 31, 2003 were $19,618.

      A.J.Robbins, P.C. has billed us $12,500 for audit services provided to us in connection with our annual report for the year ended December 31, 2003. However, A.J.Robbins, P.C. has advised us that it will bill us an additional amount of approximately $12,500 for its services.

AUDIT-RELATED FEES

      No fees were billed to us in 2002 for assurance and related services that are reasonably related to the audit or review of our financial statements and that were not covered in the Audit Fees disclosure above.

      No fees were billed to us in 2003 for assurance and related services that are reasonably related to the audit or review of our financial statements and that were not covered in the Audit Fees disclosure above.
However, in the year ended December 31, 2003, Rosenberg, Rich Baker Berman & Company billed us $16,028 for services regarding our proposed offering of shares of our common stock pursuant to a registration statement on Form SB-2 filed with the Securities and Exchange Commission.

TAX FEES

      There were no fees billed to us in either of the years ended December 31, 2003 or 2002 for any professional tax advice or tax planning services rendered by our principal accountants.

ALL OTHER FEES

      There were no fees billed in to us in either of the years ended December 31, 2003 or 2002 for professional services rendered by our principal accountants, except as disclosed above.

BOARD OF DIRECTORS PRE-APPROVAL

      As disclosed in Item 9 herein, our Board of Directors performs the functions an audit committee. Our Board of Directors pre-approved our engagement of Rosenberg, Rich Baker Berman & Company to act as our independent auditor for the year ended December 31, 2002 and through the completion of our quarterly report on Form 10-QSB for our third fiscal quarter of 2002. Our Board of Directors also pre-approved our engagement of Rosenberg, Rich Baker Berman & Company to provide the audit and audit-related services described above.

      Our Board of Directors pre-approved the engagement of A.J. Robbins, P.C. to act as our independent auditor for the year ended December 31, 2003.

      Our independent auditors performed all work described above with their respective full-time, permanent employees.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Colorado Springs, Colorado, on May 13, 2004.

                                MILITARY RESALE GROUP, INC.



                                By: /s/ Ethan D. Hokit
                                    -------------------------------------------
                                        Ethan D. Hokit
                                        President and Chief Operating Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates stated:



 Signature                      Title                             Date

 /s/ Edward T. Whelan           Chairman of the Board, Chief      May 13, 2004
 -----------------------------  Executive Officer  (Principal
 Edward T. Whelan               Executive Officer)



 /s/ Ethan D. Hokit             President, Chief Operating        May 13, 2004
 -----------------------------  Officer, Director (Principal
 Ethan D. Hokit                 Accounting Officer and
                                Principal Financial Officer)



 /s/ Richard H. Tanenbaum       Director                          May 13, 2004
 -----------------------------
 Richard H. Tanenbaum