Form 10QSB
period 2004-03-31
MILITARY RESALE GROUP INC
filed 2004-06-02
CIK 1088436

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________ .

                        Commission File Number 000-26463
                                               ---------

                           MILITARY RESALE GROUP, INC.
 -------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)


               New York                                   11-2665282
  --------------------------------          ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

                              2180 Executive Circle
                        Colorado Springs, Colorado 80906
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (719) 391-4564
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2004, there were 26,895,571 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                           MILITARY RESALE GROUP, INC.

                                   FORM 10-QSB


                                      INDEX



                                                                        Page No.


PART I.       Financial Information

Item 1.       Financial Statements

              Balance Sheets - March 31, 2004 and December 31, 2003.......... 1

              Statements of Operations - three months ended March 31, 2004 and 2003..................................................... 2

              Statements of Cash Flows - three months ended March 31, 2004 and 2003..................................................... 3

              Notes to Financial Statements.................................. 5

Item 2.       Management's Discussion and Analysis or Plan of Operation...... 9

Item 3.       Controls and Procedures........................................13

PART II.      Other Information

Item 2.       Changes in Securities and Small Business Issuer Purchases
                 of Equity Securities........................................14

Item 6.       Exhibits and Reports on Form 8-K...............................15

Signatures ..................................................................17

ITEM 1.  FINANCIAL INFORMATION

                           MILITARY RESALE GROUP, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                                                   MARCH 31,    DECEMBER 31,
                                                                    2004            2003
                                                                 -----------    -----------
CURRENT ASSETS:                                                   (UNAUDITED)
  Cash                                                           $   113,889    $     2,862
  Accounts receivable - trade                                        980,402        765,851
  Inventory                                                          386,827        334,950
  Prepaid consulting                                                 205,679        484,506
  Deposits                                                            38,618         33,218
  Prepaid interest                                                    69,574         92,681
  Prepaid expenses                                                     9,341             --
                                                                 -----------    -----------
     Total Current Assets                                          1,804,330      1,714,068
                                                                 -----------    -----------

PREPAID INTEREST, NET OF CURRENT PORTION                             132,038        132,038

EQUIPMENT
  Office equipment                                                    22,379         15,047
  Warehouse equipment                                                159,444        159,444
  Software                                                            16,324         16,324
                                                                 -----------    -----------
                                                                     198,147        190,815
  Less accumulated depreciation                                     (115,545)      (106,103)
                                                                 -----------    -----------
    Net equipment                                                     82,602         84,712

     Total Assets                                                $ 2,018,970    $ 1,930,818
                                                                 ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                          $ 2,510,556    $ 2,507,544
  Accounts payable, related party                                     49,349         72,632
  Current maturities of capital lease obligations                     32,489         51,981
  Deferred rent                                                        2,729          2,729
  Current portion of accrued interest payable                        117,248         99,561
  Current portion of notes payable                                    31,025         90,235
  Current portion of convertible notes payable                        85,000         85,000
                                                                 -----------    -----------
     Total Current Liabilities                                     2,828,396      2,909,682

OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT
MATURITIES                                                            36,351         36,351

DEFERRED RENT, NET OF CURRENT PORTION                                 21,832         21,832

RELATED PARTIES CONVERTIBLE NOTES PAYABLE                            370,000        370,000

NOTES PAYABLE, NET OF CURRENT PORTION                                 98,975         98,975

CONVERTIBLE NOTES PAYABLE, NET OF CURRENT PORTION                    150,000        150,000
                                                                 -----------    -----------
     Total Liabilities                                             3,505,554      3,586,840
                                                                 -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, par value $.0001, 10,000,000
  shares authorized, -0- issued and outstanding                           --             --
  Common stock, par value $.0001, 50,000,000
  shares authorized, 26,895,571
  and 21,448,011 issued and outstanding                                2,690          2,144
  Additional paid-in capital                                       4,933,251      4,248,547
  Accumulated (deficit)                                           (6,422,525)    (5,906,713)
                                                                 -----------    -----------
     Total Stockholders' Equity (Deficit)                         (1,486,584)    (1,656,022)
                                                                 -----------    -----------
     Total Liabilities and Stockholders' Equity (Deficit)        $ 2,018,970    $ 1,930,818
                                                                 ===========    ===========

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                           MILITARY RESALE GROUP, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                    UNAUDITED

                                                        2004            2003
                                                     -----------    -----------
REVENUES:
  Resale revenue                                     $ 1,961,544    $ 1,612,597
  Commission revenue                                     173,432        146,366
                                                     -----------    -----------
        Total Revenues                                 2,134,976      1,758,963

COST OF GOODS SOLD                                     1,782,561      1,512,326
                                                     -----------    -----------
GROSS PROFIT                                             352,415        246,637

OPERATING EXPENSES:
  Stock based compensation                               410,827        206,369
  Salary and payroll taxes                               162,789        117,138
  Professional fees                                       29,092         64,034
  Occupancy                                               59,356         59,356
  General and administrative                             139,614        150,059
  Depreciation and amortization                            9,442         14,991
                                                     -----------    -----------
        Total Expenses                                   811,120        611,947
                                                     -----------    -----------
        Net (Loss) From Operations                      (458,705)      (365,310)

OTHER (EXPENSES):
  Interest expense                                       (57,107)      (135,385)
                                                     -----------    -----------
        Total Other (Expense)                            (57,107)      (135,385)
                                                     -----------    -----------
NET (LOSS)                                           $  (515,812)   $  (500,695)
                                                     ===========    ===========
NET (LOSS) PER COMMON SHARE BASIC AND DILUTED        $     (0.02)   $     (0.04)
                                                     ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING, BASIC AND  DILUTED                     23,497,984     11,684,156
                                                     ===========    ===========

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                           MILITARY RESALE GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                    UNAUDITED

                                                                  2004           2003
                                                              -----------    -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

   Net (loss)                                                 $  (515,812)   $  (500,695)
   Adjustments to reconcile net (loss) to net cash
       used in operating activities:

     Depreciation and amortization                                  9,442         14,911
     Amortization of option based interest expense                 23,107        100,000
     Stock issued for services                                    374,827        153,924
     Options issued for services                                   36,000             --
     Beneficial conversion feature                                     --         15,000
   Changes in assets and liabilities:
     Decrease (Increase) in accounts receivable                  (214,551)       (69,768)
     Decrease (Increase) in inventory                             (51,877)         9,220
     Decrease in other assets                                          --             68
     (Increase) in deposits                                        (5,400)            --
     (Increase) in prepaid expenses                                (9,341)            --
     Increase in accounts payable and accrued
      expenses                                                      3,012        133,805
     (Decrease) in related party accounts payable                 (23,283)            --
     Increase in accrued interest payable                          33,477             --
     Increase  in deferred rent obligation                             --          2,047
     Increase in other liabilities                                     --         25,007
                                                              -----------    -----------
      Net Cash Used In Operating Activities                      (340,399)      (116,481)
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of fixed assets                                        (7,332)        (1,683)
                                                              -----------    -----------
      Net Cash Used in Investing Activities                        (7,332)        (1,683)
                                                              -----------    -----------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

   Payments on capital lease obligations                          (19,492)        (6,762)
   Payments on notes payable                                      (25,000)            --
   Proceeds from issuance of notes                                     --        125,000
   Proceeds from issuance of common stock, net                    503,250             --
                                                              -----------    -----------
      Cash Flows Provided by Financing Activities                 458,758        118,238
                                                              -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                         111,027             74

CASH AND CASH EQUIVALENTS, beginning of period                      2,862          2,072
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                      $   113,889    $     2,146
                                                              ===========    ===========
Supplementary information:
     Cash paid for:

   Interest paid                                              $        --    $       466
                                                              ===========    ===========
   Income taxes                                               $        --    $        --
                                                              ===========    ===========


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                           MILITARY RESALE GROUP, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                    UNAUDITED

                                                                           2004          2003
                                                                       -----------   -----------
Non-cash investing and financing activities:

Issuance of stock and options in exchange for services                 $   132,000   $   205,146
                                                                       ===========   ===========
Issuance of common stock and options as payment of notes payable       $    50,000   $        --
                                                                       ===========   ===========

Issuance of common stock in payment of accrued compensation            $        --   $    32,912
                                                                       ===========   ===========


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                           MILITARY RESALE GROUP, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements reflect all adjustments that, in the opinion of management, are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited financial statements of Military Resale Group, Inc., included in Form 10-KSB for the fiscal year ended December 31, 2003.

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

NOTE 2 - EARNINGS PER SHARE

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128). This Statement simplifies the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share, and makes them more comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. However, such presentation is not required if the effect is antidilutive. Accordingly, no such presentation has been made.

NOTE 3 - PREPAID CONSULTING

Prepaid consulting expenses are recorded in connection with common stock and options issued to consultants for future services and are amortized over the agreement term. During the three months ended March 31, 2004, the Company
incurred  prepayments  of  $20,000  and  stock-based   compensation  expense  of
$298,827.

                           MILITARY RESALE GROUP, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 4 - PREPAID INTEREST

Prepaid interest is recorded in connection with the issuances of options for the extension of various notes payable. The prepaid interest is being amortized over the extension period, with $23,107 charged to interest expense during the three months ended March 31, 2004.

NOTE 5 - RELATED PARTY TRANSACTIONS

On March 31, 2004 pursuant to a consulting agreement with the Company's chief executive officer, the Company issued 247,560 shares of common stock and granted options to purchase 247,560 shares of common stock at $.25 per share for a period of five years for services rendered valued at $72,000. The value of the stock and the value of the options was $36,000 each based on $12,000 each per month. The number of shares and options issued was determined by dividing $36,000 by 80% of the average low price of the common stock in each quarter.

NOTE 6 - SECURITIES ISSUED FOR SERVICES

During the three months ended March 31, 2004, the Company issued an aggregate 200,000 of the Company's common shares to a consultant for services provided and expensed $40,000 (the value of the services) as stock based compensation.

During the three months ended March 31, 2004 the Company issued 100,000 shares of the Company's common stock valued at $9,000 to a consultant for services to be provided. The value of the stock is recorded as prepaid consulting and will be amortized over the term of the agreement.

On January 29, 2004 the Company issued 50,000 shares of common stock valued at $11,000 as a retainer fee for services to be performed in connection with raising of capital (See Note 9). This amount is recorded as prepaid consulting and is being amortized over the term of the agreement.

During the three months ended March 31, 2004 pursuant to a consulting agreement with an unrelated party, the Company granted warrants to purchase 320,000 shares of the Company's common stock at $.125 for a period of five years. These warrants were valued at $52,870, the fair value using the Black-Scholes European Pricing Model. The average risk free interest rate used was 3.39%, volatility was estimated at 96% and the expected life was five years. The warrants were granted as compensation to the Company's investment banker for raising $500,000 by selling 4,000,000 shares of common stock. This investment banker was also paid $40,000 as commission for the sale of stock.

                           MILITARY RESALE GROUP, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 7 - COMMON STOCK

During the three months ended March 31, 2004 the Company sold 4,000,000 shares of common stock to several individuals at $.125 per share for total consideration of $460,000, net of offering costs paid of $40,000. These individuals were also given warrants to purchase 2,000,000 shares of common stock (50% of shares issued) at $.25 per share for a period of five years. The terms of the stock subscription agreements provide that in the event the average closing bid price of the common stock for the ten days preceding the effective date of the Registration Statement (to be filed) is $.17 or below, then the purchase price for the shares shall be reset to a purchase price equal to the average price minus $.05, provided that the purchase price is not less than $.065 per share. Upon the occurrence of the price adjustment, the Company will issue to each subscriber the additional shares they are entitled to based upon the adjusted price. In addition, if the Registration Statement (to be filed) is not declared effective on or before June 30, 2004, then commencing on the first day of each month thereafter until December 1, 2004 or the declared effective date of the Registration Statement, the Company will issue each subscriber, as liquidated damages, additional shares of common stock equal to 10% of the number of shares purchased by each subscriber.

During the three months ended March 31, 2004 the Company sold 450,000 shares of common stock to several individuals for $.10 to $.125 per share for total consideration of $43,250, net of offering costs of $4,250. In accordance with the terms of the stock subscription agreements, if the Company's Registration Statement (to be filed) is not declared effective on or before June 30, 2004, then commencing on the first day of each month thereafter until December 1, 2004 or the declared effective date of the Registration Statement, the Company will issue each subscriber, as liquidated damages and not as a penalty, additional shares of common stock equal to 10% of the number of shares purchased by each subscriber.

NOTE 8 - PROMISSORY NOTE PAYABLE

On March 27, 2003, the Company issued a promissory note for $100,000 to Romano, Ltd. The note bears interest at 15% per annum and was due on March 26, 2004, subject to the following contingent payment terms upon the Company's raising or securing additional funding from any third party source:

Additional Funding      Terms Modification
---------------------   ---------------------------------------------
$250,000                Payment of 10% of outstanding principal and accrued interest
$500,000                Payment of 15% of outstanding principal and accrued interest
$1,000,000 or more      Payment of 100% of outstanding principal and accrued interest

When the Company failed to secure any of the above-referenced additional funding, nor another significant event, such as a merger or acquisition of another company, the Company was required to pay $8,000 per month commencing on July 1, 2003 until the full obligation was paid.

                           MILITARY RESALE GROUP, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 8 - PROMISSORY NOTE PAYABLE (CONTINUED)

During the three months ended March 31, 2004 the Company reached an agreement with Romano, Ltd. Since March 31, 2003 $50,000 cash was paid towards the original $100,000 note, of which $25,000 was paid during the three months ended March 31, 2004. The Company signed a $30,000 note with Romano, Ltd., for the accrued interest on the original $100,000 loan with interest at 15% per annum, payable beginning on April 1, 2004 with equal consecutive installments payable on the fifteenth of every month in the amount of $5,000 until paid in full or March 26, 2005. In addition, the Company issued 400,000 shares of common stock and granted warrants to purchase 250,000 shares of common stock at $.25 per share for three years as full satisfaction of the remaining $50,000 balance of the loan.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

On January 29, 2004 the Company entered into a business consulting agreement with an unrelated party for financial advisory and investment banking services and issued the consultant 50,000 shares of its common stock valued at $11,000. The consultant will advise the Company as to issues of capital formation, assist the Company on the market awareness of its stock by setting up road shows and will assist the Company in raising $300,000 through the issuance of common stock at $.125 and warrants to purchase 1,200,000 shares of common stock exercisable at $.25 per share for five years. Upon successful closing of the above raising of capital, the Company will pay the consultant a cash fee commission of 10% of the capital raised plus a cash non-accountable expense allowance of 2.5% of the capital raised. In addition, upon raising the capital, the consultant will be entitled to 300,000 warrants with similar terms as those issued in the capital raise.

The Company was the plaintiff in a litigation with one of its vendors. During the three months ended March 31, 2004 the Company entered into a judgment in which they were ordered to pay the vendor $5,356 with the amount due accruing interest at 8% per annum. As of March 31, 2004 the Company had not paid any amount to this vendor. Subsequent to March 31, 2004, the Company received a Writ of Garnishment and are expecting to have the original judgment amount of $5,356 plus interest and other charges of $181 garnished from one of their bank accounts.

NOTE 10 - SUBSEQUENT EVENTS

On April 1, 2004 the Company entered into a one-year business consulting agreement with an unrelated party for management and financial consulting services. Under the terms of the agreement the consultant will receive $5,000 per month for the term of the agreement and receive 250,000 shares of common stock.

On May 10, 2004 the Company issued 100,000 shares of common stock to a consultant for services to be rendered over a period of 180 days.

On May 11, 2004 the Company issued 200,000 shares of common stock and granted 200,000 options to purchase common stock at $.25 per share to a stockholder for services rendered.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

           Revenues. Total revenue for the three months ended March 31, 2004 of $2,134,976 reflected a increase of $376,013, or approximately 21.4%, compared to total revenue of $1,758,963 for the three months ended March 31, 2003. Our revenues are derived in either one of two ways. In the majority of instances, we purchase products from manufacturers and suppliers for resale to the commissaries we service. In such cases, we resell the manufacturer's or supplier's products to the commissaries at generally the same prices we pay for such products, which prices generally are negotiated between the manufacturer or supplier and the Defense Commissary Agency ("DeCA"). Revenue is recognized as the gross sales amount received by us from such sales ("resale revenues"), which includes (i) the purchase price paid by the commissary plus (ii) a negotiated storage and delivery fee paid by the manufacturer or supplier. In the remaining instances, we act as an agent for the manufacturer or supplier of the products we sell, and earn a commission paid by the manufacturer or supplier, generally in an amount equal to a percentage of the manufacturer's or supplier's gross sales amount ("commission revenues"). In such cases, revenue is recognized as the commission we receive on the gross sales amount. The increase in our total revenues was primarily due to the addition of the frozen chicken line of Tyson Foods, Inc. in December 2003, a line of health and beauty aids manufactured by Alberto Culver, Inc. in January 2004 and a frozen vegetable line produced by VIP Sales Company Inc. in January 2004, all of which we sell to commissaries on a resale basis.

           Resale revenue for the three months ended March 31, 2004 of $1,961,544 reflected an increase of $348,947, or approximately 21.6%, compared to resale revenue of $1,612,597 for the three months ended March 31, 2003. For the three months ended March 31, 2004, approximately 50.8% of our gross profit was derived from sales involving resale revenue compared to approximately 40.7% for the three months ended March 31, 2003. These increases were attributable primarily to addition of the suppliers discussed above. We cannot be certain as to whether this trend will continue. However, in the long term, we are seeking to increase the ratio of our sales of products sold on a resale basis, rather than a commission basis, because we believe we can increase our profitability on such sales by taking advantage of payment discounts frequently offered by the manufacturers and suppliers of such products. Provided we can generate sufficient cash from operations or financing activities, we intend to do so by seeking to add new products that we can offer to commissaries on a resale basis from our existing manufactures and suppliers and from others with whom we do not currently have a working relationship.

           Commission revenues for the three months ended March 31, 2004 of $173,432 reflected an increase of $27,066, or approximately 18.5%, compared to commission revenues of $146,366 for the three months ended March 31, 2003. For the three months ended March 31, 2004, approximately 49.2% of our gross profit was derived from sales involving commission revenues as compared to approximately 59.3% for the three months ended March 31, 2003. The increase in commission revenues was attributable primarily to a change in our supplier of fresh chicken products in the third quarter of 2003 from Tyson Foods, Inc., whose products we sold on a resale basis, to ConAgra Foods, Inc., whose products we sell on a commission basis.

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

           Cost of Goods Sold. Cost of goods sold consists of our cost to acquire products from manufacturers and suppliers for resale to commissaries. In instances when we sell products on a commission basis, there is no cost of goods sold because we act as an agent for the manufacturer or supplier and earn only a commission on such sales. During the three months ended March 31, 2004, cost of goods sold increased by $270,235, or approximately 17.9%, to $1,782,561 from $1,512,326 for the three months ended March 31, 2003. This increase was attributable primarily to increased sales of products that we sold on a resale basis as discussed above. We cannot be certain as to whether or not this trend will continue; however, in the long term we are seeking to increase the ratio of our sales on a resale basis, as discussed above.

           Gross Profit. Gross profit for the three months ended March 31, 2004 increased by $105,778, or approximately 42.9%, compared to the three months ended March 31, 2003, from $246,637 for the three months ended March 31, 2003 to $352,415 for the three months ended March 31, 2004. This increase was attributable primarily to slightly higher storage and delivery fees that we began charging to new customers in December 2003.

           Operating Expenses. Total operating expenses aggregated $811,120 for the three months ended March 31, 2004 as compared to $611,947 for the three months ended March 31, 2003, representing an increase of $199,173, or approximately 32.5%. The increase in total operating expenses was attributable primarily to an increase of $204,458 in stock-based compensation expense resulting primarily from the issuance of shares of our common stock and options to purchase shares of our common stock to our consultants. In addition, salary and payroll taxes increased by $45,651 resulting primarily from the addition of new employees.

           Interest Expense. Interest expense of $57,107 for the three months ended March 31, 2004 reflected a decrease of $78,278 as compared to interest expense of $135,385 for the three months ended March 31, 2003. The decrease in interest expense was attributable primarily to decreased interest expense resulting from the recognition of the beneficial conversion feature (the right to convert debt into shares of our common stock at a discount to the fair market value of our common stock) of convertible promissory notes. We issued $50,000 aggregate principal amount of convertible promissory notes in the three months ended March 31, 2003, but did not issue any convertible notes in the three months ended March 31, 2004.

           Net Loss. Primarily as a result of the increased operating expenses discussed above, we incurred a net loss of $515,812 for the three months ended March 31, 2004 as compared to a net loss of $500,695 for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

           At March 31, 2004, we had a cash balance of approximately $113,889. Since 2001, we have funded our operations primarily from borrowings of approximately $850,000 through the issuance of demand notes and convertible notes bearing interest at either 8% or 9% per annum and having original maturity dates of three to five months following the date of issuance of such convertible notes. At March 31, 2004, none of such demand notes was outstanding and $605,000 aggregate principal amount of convertible notes were outstanding, of which $540,000 mature on or about June 3, 2006 and $65,000 aggregate principal amount have matured but have not yet been paid. Such convertible notes require us to register under the Securities Act of 1933 the shares our common stock issuable upon conversion of such convertible notes not later than June 3, 2006.

           Our current cash levels, together with the cash flows we generate from operating activities, are not sufficient to enable us to execute our business strategy. As a result, we intend to seek additional capital through the sale of shares of our common stock. In December 2001, we filed with the Securities and Exchange Commission a registration statement relating to such shares for gross sales proceeds of up to $5,000,000. Such registration statement has not yet been declared effective, and there can be no assurance that the Securities and Exchange Commission will declare such registration statement effective in the near future, if at all. In the interim, we intend to fund our operations based on our cash position and the near term cash flow generated from operations, as well as additional borrowings and the sale of unregistered shares of our common stock in private placements to accredited investors. In the three months ended March 31, 2004, we sold and issued shares of our common stock to accredited investors for aggregate gross proceeds of $547,500. Such proceeds were used for the repayment of current liabilities and for working capital purposes.

           In the event we are able to generate sales proceeds of at least $750,000 in our proposed public offering, we believe that the net proceeds of such sale, together with anticipated revenues from sales of our products, will satisfy our capital requirements for at least the next 12 months. However, we would require additional capital to realize our strategic plan to expand distribution capabilities and product offerings. These conditions raise substantial doubt about our ability to continue as a going concern. Our actual financial results may differ materially from the stated plan of operations. Our independent auditors have indicated in its report on our 2003 financial statements that our recurring losses from operations and our difficulties in generating sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Such qualification may hinder our ability to raise or obtain the capital we require or have an adverse impact on the terms upon which we are able to attract or obtain such capital. In addition, such qualification may adversely impact our ability to attract and maintain new customer accounts.

           Assuming that we receive net proceeds of at least $750,000 from our proposed offering (of which there can be no assurance), we expect capital expenditures to be approximately $100,000 during the next 12 months, primarily for the acquisition of an inventory control system and a web-based marketing software program. It is expected that our principal uses of cash during that period will be to provide working capital, to finance capital expenditures, to repay indebtedness and for other general corporate purposes, including sales and marketing and new business development. The amount of spending for any particular purpose is dependent upon the total cash available to us and the success of our public offering of common stock.

           At March 31, 2004, we had liquid assets of $1,094,291, consisting of cash and accounts receivable derived from operations, and other current assets of $710,039, consisting primarily of inventory of products for sale and/or distribution and prepaid expenses. Long term assets of $330,185 consisted primarily of warehouse equipment used in operations and the long-term portion of prepaid interest.

           Current liabilities of $2,828,396 at March 31, 2004 consisted primarily of $2,559,905 of accounts payable and accrued expenses, including related party amounts.

           Our working capital deficit was $1,024,066 as of March 31, 2004 for the reasons described above.

           During the three months ended March 31, 2004, we used cash of $340,399 in operating activities, primarily as a result of the net loss we incurred during this period.

           During the three months ended March 31, 2004, we used net cash of $7,332 in investing activities, all of which was used for capital expenditures.

           Financing activities, consisting primarily of proceeds from the sale and issuance of shares of our common stock, provided net cash of $458,758 during the three months ended March 31, 2004.

OFF BALANCE SHEET ARRANGEMENTS

           At March 31, 2004, we had no off-balance sheet arrangements that had or were reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.


ITEM 3.    CONTROLS AND PROCEDURES

           (a) Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our company's disclosure controls and procedures (as much term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

           (b) Internal Control Over Financial Reporting. There have been not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

           (c) Recent Sales of Unregistered Securities.

           (i) In the three months ended March 31, 2004, we issued to investors in a private placement investment units consisting of an aggregate of 4,000,000 shares of our common stock and five-year warrants to purchase an aggregate of 2,000,000 shares of our common stock at $0.25 per share for gross proceeds to us of $500,000, less sales commissions of $40,000. In connection with such issuances, we granted registration rights to such investors. Such shares and warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering and such persons were "accredited investors" as defined in Regulation D under the Securities Act of 1933, as amended.

           (ii) In the three months ended March 31, 2004, we issued 450,000 shares of our common stock to investors in a private placement for gross proceeds to us of $47,500, less sales commissions of $4,250. In connection with such issuances, we granted registration rights to such investors. Such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering and such persons were "accredited investors" as defined in Regulation D under the Securities Act of 1933, as amended.

           (iii) In the three months ended March 31, 2004, we issued 400,000 shares of our common stock and three-year warrants to purchase an aggregate of 250,000 shares of our common stock at $0.25 per share to one of our lenders in full satisfaction of $50,000 of our indebtedness to such lender. Such shares and warrants were issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

           (iv) In the three months ended March 31, 2004, we issued 247,560 shares of our common stock and five-year options to purchase 247,560 shares of our common stock at $0.25 per share to our Chief Executive Officer for services rendered during the three months ended March 31, 2004 pursuant to the terms of his employment arrangement. The services were valued at $72,000. Such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such person was an "accredited investor" as defined in Regulation D under the Securities Act of 1933, as amended.

           (v) In the three months ended March 31, 2004, we issued an aggregate of 300,000 shares of our common stock to two consultants for services rendered or to be rendered to the Company, which services were valued at $49,000 in the aggregate. Such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such persons were "accredited investors" as defined in Regulation D under the Securities Act of 1933, as amended.

           (vi) In the three months ended March 31, 2004, we issued five-year warrants to purchase an aggregate of 320,000 shares of our common stock at $0.125 per share to a consultant for services rendered to the Company. Such warrants were valued at $52,870 and were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering and such persons were "accredited investors" as defined in Regulation D under the Securities Act of 1933, as amended.

           (vii) In the three months ended March 31, 2004, we issued 50,000 shares of our common stock to a consultant for business consulting services to be rendered. Such shares were valued at $11,000 and were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such persons were "accredited investors" as defined in Regulation D under the Securities Act of 1933, as amended.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits. The following exhibits are filed herewith or are incorporated by reference to Exhibits previously filed.

EXHIBIT NO.  DESCRIPTION
-----------  -----------

10.1 Form of Warrant issued to certain investors during the three months ended March 31, 2004.

10.2 Description of Registration Rights granted to certain investors during the three months ended March 31, 2004.

31.1 Certification of our Principal Executive Officer, Edward T. Whelan, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of our Principal Financial Officer, Ethan D. Hokit, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of our Principal Executive Officer, Edward T. Whelan, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of our Principal Financial Officer, Ethan D. Hokit, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b)   Reports on Form 8-K.

         (i) On January 6, 2004, we filed a Current Report on Form 8-K providing a press release dated January 6, 2004 announcing certain financial projections.

         (ii) On March 30, 2004, we filed a Current Report on Form 8-K to report the change in our certifying accountants on March 29, 2004.

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Colorado Springs, Colorado on June 2, 2004.


                                     MILITARY RESALE GROUP, INC.


                                     By: /s/ Ethan D. Hokit
                                         ----------------------------
                                         Name:  Ethan D. Hokit
                                         Title: President (Principal Accounting
                                                Officer and Principal Financial
                                                Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.   DESCRIPTION
-----------   -----------

10.1 Form of Warrant issued to certain investors during the three months ended March 31, 2004.

10.2 Description of Registration Rights granted to certain investors during the three months ended March 31, 2004.

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