Form 10QSB
period 2004-06-30
MILITARY RESALE GROUP INC
filed 2004-08-23
CIK 1088436

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

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

                                 (719) 391-4564
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 15, 2004, there were 31,113,832 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           MILITARY RESALE GROUP, INC.

                                   FORM 10-QSB


                                      INDEX

                                                                        Page No.


PART I.       Financial Information

Item 1.       Financial Statements

              Balance Sheets - June 30, 2004 and December 31, 2003........... 1

              Statements of Operations - three and six months ended June 30,
                2004 and 2003................................................ 3

              Statements of Cash Flows - six months ended June 30,
                2004 and 2003................................................ 4

              Notes to Financial Statements.................................. 6

Item 2.       Management's Discussion and Analysis or Plan of Operation......11

Item 3.       Controls and Procedures........................................16

PART II.      Other Information

Item 2.       Changes in Securities and Small Business Issuer Purchases
                 of Equity Securities........................................17

Item 6.       Exhibits and Reports on Form 8-K...............................18

Signatures ..................................................................19

ITEM 1.  FINANCIAL INFORMATION


                           MILITARY RESALE GROUP, INC.
                                 BALANCE SHEETS


                                     ASSETS

                                                 CONSOLIDATED
                                                     AS OF
                                                    JUNE 30,     DECEMBER 31,
                                                      2004           2003
                                                  -----------    -----------
CURRENT ASSETS:                                   (UNAUDITED)
  Cash                                            $     6,277    $     2,862
  Accounts receivable - trade                         699,189        765,851
  Inventory                                           417,925        334,950
  Prepaid consulting                                  102,236        484,506
  Deposits                                             37,118         33,218
  Prepaid interest                                     46,245         92,681
  Prepaid expenses                                     14,030             --
                                                  -----------    -----------
     Total Current Assets                           1,323,020      1,714,068
                                                  -----------    -----------

PREPAID INTEREST, NET OF CURRENT PORTION              132,038        132,038

EQUIPMENT
  Office equipment                                     24,507         15,047
  Warehouse equipment                                 159,444        159,444
  Software                                             16,324         16,324
                                                  -----------    -----------
                                                      200,275        190,815
  Less accumulated depreciation                      (124,350)      (106,103)
                                                  -----------    -----------
    Net equipment                                      75,925         84,712
                                                  -----------    -----------

OTHER ASSETS
  Deferred offering costs                              23,947             --
  Investment Property                                 345,468             --
                                                  -----------    -----------
    Total Other Assets                                369,415             --
                                                  -----------    -----------

     Total Assets                                 $ 1,900,398    $ 1,930,818
                                                  ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and accrued expenses           $ 2,258,151    $ 2,507,544
  Accounts payable, related party                     154,056         72,632
  Current maturities of capital lease obligations      28,402         51,981
  Deferred rent                                         2,729          2,729
  Current portion of accrued interest payable         127,856         99,561
  Current portion of notes payable                     16,025         90,235
  Current portion of convertible notes payable         65,000         85,000
  Related party demand note payable                    75,000             --
  Other Current Liabilities                             7,655             --
                                                  -----------    -----------
     Total Current Liabilities                      2,734,874      2,909,682

                           MILITARY RESALE GROUP, INC.
                                 BALANCE SHEETS
                                  (CONTINUED)


OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT
MATURITIES                                             36,351         36,351

DEFERRED RENT, NET OF CURRENT PORTION                  21,832         21,832

RELATED PARTIES CONVERTIBLE NOTES PAYABLE             360,000        360,000

NOTES PAYABLE, NET OF CURRENT PORTION                  98,975         98,975

CONVERTIBLE NOTES PAYABLE, NET OF CURRENT PORTION     160,000        160,000

MORTGAGE PAYABLE                                       71,187             --
                                                  -----------    -----------
     Total Liabilities                              3,483,219      3,586,840
                                                  -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, par value $.0001, 10,000,000
  shares authorized, -0- issued and outstanding            --             --
  Common Stock Reserved                               (11,750)            --
  Common stock, par value $.0001, 50,000,000
  shares authorized, 30,293,832
  and 21,448,011 issued and outstanding                 3,030          2,144
  Additional paid-in capital                        5,475,071      4,248,547
  Accumulated (deficit)                            (7,049,172)    (5,906,713)
                                                  -----------    -----------
     Total Stockholders' Equity (Deficit)          (1,582,821)    (1,656,022)
                                                  -----------    -----------

     Total Liabilities and Stockholders'
        Equity (Deficit)                          $ 1,900,398    $ 1,930,818
                                                  ===========    ===========


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                                         MILITARY RESALE GROUP, INC.
                                          STATEMENTS OF OPERATIONS
                              THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                                  UNAUDITED



                                                CONSOLIDATED                   CONSOLIDATED
                                               FOR THE THREE    THREE          FOR THE SIX      SIX
                                                MONTHS ENDED    MONTHS ENDED    MONTHS ENDED    MONTHS ENDED
                                               JUNE 30, 2004   JUNE 30, 2003   JUNE 30, 2004   JUNE 30, 2003
                                               -------------   -------------   -------------   -------------
REVENUES:
  Resale revenue                               $   1,859,784   $   1,534,377   $   3,821,328   $   3,146,974
  Commission revenue                                 160,957         135,188         334,389         281,554
                                               -------------   -------------   -------------   -------------
        Total Revenues                             2,020,741       1,669,565       4,155,717       3,428,528

COST OF GOODS SOLD                                 1,698,938       1,334,367       3,481,499       2,846,693
                                               -------------   -------------   -------------   -------------

GROSS PROFIT                                         321,803         335,198         674,218         581,835

OPERATING EXPENSES:
  Stock based compensation                           378,493         356,484         789,320         562,853
  Salary and payroll taxes                           193,879         141,971         356,668         259,109
  Professional fees                                   72,507         136,056         101,599         200,090
  Occupancy                                           59,356          59,356         118,712         118,712
  General and administrative                         197,181         126,734         336,795         276,793
  Depreciation and amortization                        8,805           2,670          18,247          17,661
                                               -------------   -------------   -------------   -------------
        Total Expenses                               910,221         823,271       1,721,341       1,435,218
                                               -------------   -------------   -------------   -------------
        Net (Loss) From Operations                  (588,418)       (488,073)     (1,047,123)       (853,383)

OTHER (EXPENSES):
  Interest expense                                   (38,229)        (97,911)        (95,336)       (233,296)
                                               -------------   -------------   -------------   -------------

        Total Other (Expense)                        (38,229)        (97,911)        (95,336)       (233,296)
                                               -------------   -------------   -------------   -------------

NET (LOSS)                                     $    (626,647)  $    (585,984)  $  (1,142,459)  $  (1,086,679)
                                               =============   =============   =============   =============

NET (LOSS) PER COMMON SHARE BASIC AND DILUTED  $       (0.02)  $       (0.05)  $       (0.04)  $       (0.09)
                                               =============   =============   =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED                  27,913,739      12,533,035      25,705,861      12,134,457
                                               =============   =============   =============   =============



                          SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS


                           MILITARY RESALE GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                    UNAUDITED


                                                    CONSOLIDATED
                                                       FOR THE
                                                     SIX MONTHS      SIX MONTHS
                                                        ENDED          ENDED
                                                       JUNE 30,       JUNE 30,
                                                         2004            2003
                                                    ------------    -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net (loss)                                       $ (1,142,459)   $(1,086,679)
   Adjustments to reconcile net (loss) to net cash
       used in operating activities:
     Depreciation and amortization                        18,247         17,661
     Amortization of option based interest expense        46,436        133,333
     Stock issued for services                           682,770        491,580
     Options issued for services                          94,800             --
     Beneficial conversion feature                            --         75,000
     Stock issued for liquidated damages                  11,750             --
   Changes in assets and liabilities:
     Decrease (Increase) in accounts receivable           66,662       (388,512)
     Decrease (Increase) in inventory                    (82,975)       (50,335)
     (Increase) in other assets                               --         (3,856)
     (Increase) in deposits                               (3,900)            --
     (Increase) in prepaid expenses                      (13,642)            --
     Increase in accounts payable and accrued
      expenses                                          (249,395)       577,635
     Increase in related party accounts payable           81,425             --
     Increase in accrued interest payable                 44,085             --
     Increase  in deferred rent obligation                    --          4,094
     Decrease in mortgage payable                           (109)            --
     Increase in other liabilities                         7,655         54,533
                                                    ------------    -----------
      Net Cash (Used In) Operating Activities           (438,650)      (175,546)
                                                    ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of fixed assets                               (9,459)        (1,765)
                                                    ------------    -----------
      Net Cash (Used in) Investing Activities             (9,459)        (1,765)
                                                    ------------    -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

   Payments on capital lease obligations                 (23,579)        (8,941)
   Payments on notes payable                             (60,000)            --
   Proceeds from issuance of notes                        75,000        185,000
   Proceeds from issuance of common stock                547,500             --
   Payments of offering costs                            (63,450)            --
   Payments on deferred offering costs                   (23,947)            --
                                                    ------------    -----------
      Cash Flows Provided by Financing Activities        451,524        176,059
                                                    ------------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                              3,415         (1,252)
CASH AND CASH EQUIVALENTS, beginning of period             2,862          2,072
                                                    ------------    -----------
CASH AND CASH EQUIVALENTS, end of period            $      6,277    $       820
                                                    ============    ===========

                           MILITARY RESALE GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                    UNAUDITED
                                  (CONTINUED)

Supplementary information:
     Cash paid for:

   Interest paid                                    $      3,921    $       466
                                                    ============    ===========

   Income taxes                                     $         --    $        --
                                                    ============    ===========

                                                         2004           2003
                                                    ------------    -----------

Non-cash investing and financing activities:

Issuance of stock and options in
   exchange for services                            $    263,300    $   716,202
                                                    ============    ===========

Issuance of common stock and options as
   payment of notes payable                         $     50,000    $        --
                                                    ============    ===========

Issuance of common stock in payment of
   accrued compensation                             $         --    $    52,445
                                                    ============    ===========

Issuance of stock options in exchange for
   note extensions                                  $         --    $   364,500
                                                    ============    ===========



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

The Company has suffered recurring losses from operations, and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern.

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

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the following entities, collectively referred to as "Company" or "DGTL". All significant inter-company transactions have been eliminated.

Military Resale Group, Inc.                 Corporation
Ohio Street Partners, Inc.                  Corporation

Military Resale Group, Inc. acquired Ohio Street Partners, Inc. on June 10, 2004 and is now a wholly owned subsidiary of Military Resale Group, Inc. (See Note
11).

RECLASSIFICATION Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period financial statements.


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

NOTE 3 - PREPAID CONSULTING

Prepaid consulting expenses are recorded in connection with common stock and options issued to consultants for future services and are amortized over the agreement term. As of June 30, 2004, the Company had a balance of $102,236 in prepaid consulting expense.

                           MILITARY RESALE GROUP, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 4 - PREPAID INTEREST

Prepaid interest is recorded in connection with the issuances of options for the extension of various notes payable. The prepaid interest is being amortized over the extension period, with $46,436 charged to interest expense during the six months ended June 30, 2004.

NOTE 5 - RELATED PARTY TRANSACTIONS

On March 31, 2004 and June 30, 2004 pursuant to a consulting agreement with the Company's former chief executive officer, the Company issued 247,560 and 303,261 shares of common stock, respectively, and granted options to purchase 247,560 and 303,261 shares of common stock, respectively, at $.25 per share for a period of five years for services rendered valued at $144,000. The value of the stock and the value of the options was $72,000 each based on $12,000 each per month. The number of shares and options issued was determined by dividing $36,000 by 80% of the average low price of the common stock in each quarter.

NOTE 6 - SECURITIES ISSUED FOR SERVICES

During the six months ended June 30, 2004, the Company issued an aggregate 200,000 of the Company's common shares to a consultant for services provided and expensed $40,000 (the value of the services) as stock based compensation.

During the six months ended June 30, 2004 the Company issued 100,000 shares of the Company's common stock valued at $9,000 to a consultant for services to be provided. The value of the stock is recorded as prepaid consulting and will be amortized over the six month term of the agreement.

On January 29, 2004 the Company issued 50,000 shares of common stock valued at $11,000 as a retainer fee for services to be performed in connection with raising of capital (See Note 9). This amount is recorded as prepaid consulting and is being amortized over the six month term of the agreement.

During the six months ended June 30, 2004 pursuant to a consulting agreement with an unrelated party, the Company granted warrants to purchase 320,000 shares of the Company's common stock at $.125 for a period of five years. These warrants were valued at $52,870, the fair value using the Black-Scholes European Pricing Model. The average risk free interest rate used was 3.39%, volatility was estimated at 96% and the expected life was five years. The warrants were granted as compensation to the Company's investment banker for raising $500,000 by selling 4,000,000 shares of common stock. This investment banker was also paid $40,000 as commission for the sale of stock.

During the six months ended June 30, 2004 the Company issued 100,000 shares of common stock valued at $17,000 to a consultant for services to be rendered over a period of 180 days. This amount is recorded as prepaid consulting and is being amortized over the term of the agreement.

During the six months ended June 30, 2004 the Company entered into a one-year business consulting agreement with an unrelated party for management and financial consulting services. Under the terms of the agreement the consultant will receive $5,000 per month for the term of the agreement and received 250,000 shares of common stock valued at $47,500. This amount is recorded as prepaid consulting and is being amortized over the term of the agreement.

During the six months ended June 30, 2004 the Company issued 500,000 shares of common stock to a consultants for services rendered and expensed $70,000 (the fair value of the common stock on the date of issuance) as stock based compensation.

During the six months ended June 30, 2004 the Company issued 200,000 shares of common stock and granted warrants to purchase 200,000 shares of the Company's common stock at $.25 per share for a period of five years to a stockholder for services rendered. The stock was valued at $34,000 (the fair value of the common stock on the date of issuance) and expensed as stock based compensation. The warrants were valued at $22,800, the fair value using the Black-Scholes European Pricing Model and expensed as stock based compensation. The average risk free interest rate used was 3.96%, volatility was estimated at 93% and the expected life was five years.

                           MILITARY RESALE GROUP, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 7 - COMMON STOCK

During the six months ended June 30, 2004 the Company sold 4,000,000 shares of common stock to several individuals at $.125 per share for total consideration of $460,000, net of offering costs paid of $40,000. These individuals were also given warrants to purchase 2,000,000 shares of common stock at $.25 per share for a period of five years. The terms of the stock subscription agreements provide that in the event the average closing bid price of the common stock for the ten days preceding the effective date of the Registration Statement (to be filed) is $.17 or below, then the purchase price for the shares shall be reset to a purchase price equal to the average price minus $.05, provided that the purchase price is not less than $.065 per share. Upon the occurrence of the price adjustment, the Company will issue to each subscriber the additional shares they are entitled to based upon the adjusted price. In addition, if the Registration Statement (to be filed) is not declared effective on or before June 30, 2004, then commencing on the first day of each month thereafter until December 1, 2004 or the declared effective date of the Registration Statement, the Company will issue each subscriber, as liquidated damages, additional shares of common stock equal to 10% of the number of shares purchased by each subscriber (See Note 12).

During the six months ended June 30, 2004 the Company sold 450,000 shares of common stock to several individuals for $.10 to $.125 per share for total consideration of $43,250, net of offering costs of $4,250. In accordance with the terms of the stock subscription agreements, if the Company's Registration Statement (to be filed) is not declared effective on or before June 30, 2004, then commencing on the first day of each month thereafter until December 1, 2004 or the declared effective date of the Registration Statement, the Company will issue each subscriber, as liquidated damages and not as a penalty, additional shares of common stock equal to 10% of the number of shares purchased by each subscriber (See Note 12).

During the six months ended June 30, 2004, the Company issued 62,500 shares of common stock valued at $11,750 to a stockholder as liquidated damages for the Company not registering the stockholder's common stock by January 31, 2004. The Company also recorded common stock reserved of $11,750 for an additional 62,500 shares of common stock that should have been issued as additional liquidated damages.

NOTE 8 - PROMISSORY NOTE PAYABLE

On March 27, 2003, the Company issued a promissory note for $100,000 to Romano, Ltd. The note bears interest at 15% per annum and was due on March 26, 2004, subject to the following contingent payment terms upon the Company's raising or securing additional funding from any third party source:



ADDITIONAL FUNDING      TERMS MODIFICATION
---------------------   -----------------------------------------------------------
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

The Company repaid $25,000 during the year ended December 31, 2003 and repaid the remaining $75,000 principal balance during the three months ended March 31, 2004. The Company paid $25,000 and 400,000 shares of the Company's common stock and warrants to purchase 250,000 shares of the Company's common stock exercisable at $.25 per share for a period of three years. The value of the common stock and warrants was $50,000, based upon the fair market value of the note. At the time the note was exchanged for stock and warrants, the Company had entered into private placements of common stock on terms similar to the exchange transaction.

The Company signed a $30,000 note with Romano, Ltd., for the accrued interest on the original $100,000 loan with interest at 15% per annum, payable beginning on April 1, 2004 with equal consecutive installments payable on the fifteenth of every month in the amount of $5,000 until paid in full or March 26, 2005. At June 30, 2004 the balance remaining on this note was $15,000.

                           MILITARY RESALE GROUP, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 9 - RELATED PARTY DEMAND NOTE PAYABLE

During the six months ended June 30, 2004 the Company issued a note payable to a related party who is now the Company's Chief Executive Officer and Chairman of the Board of Directors in the amount of $75,000. The note is due on demand or September 10, 2004, or upon the sale of the San Diego condominium (See Note 11), whichever occurs sooner and bears interest at the rate of 8% per annum.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

On January 29, 2004 the Company entered into a business consulting agreement with an unrelated party for financial advisory and investment banking services and issued the consultant 50,000 shares of its common stock valued at $11,000. The consultant will advise the Company as to issues of capital formation, assist the Company on the market awareness of its stock by setting up road shows and will assist the Company in raising $300,000 through the issuance of common stock at $.125 and warrants to purchase 1,200,000 shares of common stock exercisable at $.25 per share for five years. Upon successful closing of the above raising of capital, the Company will pay the consultant a cash fee commission of 10% of the capital raised plus a cash non-accountable expense allowance of 2.5% of the capital raised. In addition, upon raising the capital, the consultant will be entitled to 300,000 warrants with similar terms as those issued in the capital raised. No capital has been raised as of June 30, 2004.

The Company was the plaintiff in litigation with one of its vendors. During the six months ended June 30, 2004 the Company entered into a judgment in which they were ordered to pay the vendor $5,356 with the amount due accruing interest at 8% per annum. As of June 30, 2004 the Company had not paid any amount to this vendor but has accrued $5,437 at June 30, 2004. Subsequent to March 31, 2004, the Company received a Writ of Garnishment and are expecting to have the original judgment amount of $5,356 plus interest and other charges of $181 garnished from one of their bank accounts. Subsequent to June 30, 2004 this amount was garnished from the Company's bank account.

NOTE 11 - PURCHASE OF OHIO STREET PARTNERS, INC.

On June 10, 2004 the Company acquired Ohio Street Partners, Inc. ("Ohio"), a Delaware corporation from Data Recovery Continuum, Inc. ("DRCI"). As consideration for all of the outstanding shares of the common stock of Ohio, the Company issued 1,920,000 shares of common stock valued at $211,200 (the fair market value of the common stock on the date the agreement was signed) and five year warrants to purchase 960,000 shares of common stock at $.25 to DRCI. The warrants were valued at $63,360, the fair value using the Black-Scholes European Pricing Model. The average risk free interest rate used was 3.96%, volatility was estimated at 93% and the expected life was five years. Ohio's sole asset was a single-family residential condominium located in San Diego, California. The property is valued at $345,468 (based upon the common stock and warrants issued and debt assumed) and is subject to a mortgage of $71,297. Subsequent to June 30, 2004, in accordance with the terms of the agreement, the owner of DRCI was appointed to the Board of Directors of the Company and as of August 9, 2004, became the Company's Chief Executive Officer and Chairman of the Board of Directors (See Note 12).

As part of the acquisition, the owner of DRCI loaned the Company $75,000 evidenced by a demand note (See Note 9). DRCI signed a subscription agreement with the Company for the 1,920,000 shares of common stock issued. The terms of the stock subscription agreement provide that in the event the average closing bid price of the common stock for the ten days preceding the effective date of the Registration Statement (to be filed) is $.17 or below, then the purchase price for the shares shall be reset to a purchase price equal to the average price minus $.05, provided that the purchase price is not less than $.065 per share. Upon the occurrence of the price adjustment, the Company will issue to DRCI the additional shares they are entitled to based upon the adjusted price. In addition, if the Registration Statement (to be filed) is not declared effective on or before June 30, 2004, then commencing on the first day of each month thereafter until December 1, 2004 or the declared effective date of the Registration Statement, the Company will issue DRCI, as liquidated damages, additional shares of common stock equal to 10% of the number of shares issued to DRCI. (See Note 12)

NOTE 12 - SUBSEQUENT EVENTS

On July 16, 2004 the Company sold 400,000 shares of common stock under a stock subscription agreement to a stockholder at $.125 per share for total consideration of $50,000. The stockholder was also granted warrants to purchase 200,000 shares of common stock at $.25 per share for a period of five years. The terms of the stock subscription agreements provide that in the event the average closing bid price of the common stock for the ten days preceding the effective date of the Registration Statement (to be filed) is $.17 or below, then the purchase price for the shares shall be reset to a purchase price equal to the average price minus $.05, provided that the purchase price is not less than $.065 per share. Upon the occurrence of the price adjustment, the Company will issue to each subscriber the additional shares they are entitled to based upon the adjusted price. In addition, if the Registration Statement (to be filed) is not declared effective on or before August 31, 2004, then commencing on the first day of each month thereafter until December 1, 2004 or the declared effective date of the Registration Statement, the Company will issue each subscriber, as liquidated damages, additional shares of common stock equal to 10% of the number of shares purchased by each subscriber.

On August 7, 2004 Ed Whelan resigned as the Company's Chief Executive Officer and Chairman of the Board of Directors. Mr. Whelan entered into an agreement, release and waiver. In consideration for his resignation, Mr. Whelan will be paid monthly in arrears for a period of six months, for the period beginning September 1, 2004 in restricted shares of the Company's common stock according to the same formula he was paid prior to his resignation (See Note 5). Mr. Whelan will also receive an equal amount of five-year warrants to purchase the Company's common stock at $0.25 per share. The Company will pay for Mr. Whelan's cost of healthcare from September 1, 2004 to February 28, 2005. In addition Mr. Whelan will be reimbursed $84,751 for expenses incurred by him directly in connection with his role and obligations as Chief Executive Officer and Chairman of the Board, payable in equal monthly installments by the Company over a twenty-four month period beginning on September 30, 2004 and will be evidenced by a promissory note. Mr. Whelan will also receive as further consideration, two-year warrants to purchase 1,000,000 shares of common stock of the Company at $0.25 per share and two-year warrants to purchase 1,000,000 shares of common stock of the Company at $5.00 per share to be issued within 45 days of execution of the agreement.

On August 7, 2004 Richard Tannenbaum resigned as both counsel to and from the Company's Board of Directors. Mr. Tannenbaum entered into an agreement, release and waiver. In consideration for his resignation, Mr. Tannenbaum will be paid for past services rendered in the amount of $111,954 payable in equal monthly installments over the twenty-four month period beginning on September 30, 2004 and will be evidenced by a promissory note. Mr. Tannenbaum will also receive as further consideration, two-year warrants to purchase 400,000 shares of common stock of the Company at $0.25 per share and two-year warrants to purchase 1,000,000 shares of common stock of the Company at $5.00 per share to be issued within 45 days of execution of the agreement.

In connection with the acquisition of Ohio Street Partners, Inc., (See Note 11) Mr. Lee Brukman was appointed to the Company's Board of Directors on July 6, 2004. On August 9, 2004 after the resignation by Ed Whelan as Chief Executive Officer and Chairman of the Board of Directors and Richard Tannenbaum as legal counsel and member of the Board of Directors, the Company appointed Lee Brukman as Chairman of the Board of Directors and Chief Executive Officer.

Subsequent to June 30, 2004 pursuant to their stock subscription agreements entered into during the six months ended June 30, 2004 (See Notes 7 and 11) the Company issued 440,000 shares of common stock value at $61,600 (the fair market value of the common stock on July 1, 2004) to several shareholders as liquidated damages for the month of July 2004. In addition, pursuant to the terms of their stock agreements entered into during 2003 and the six months ended June 30, 2004, the Company should have issued an additional 257,000 shares of common stock valued at $35,980 (the fair market value of the common stock on July 1, 2004) to several additional shareholders as liquidated damages for the month of July 2004. Pursuant to the terms of the agreements, each shareholder is entitled to ten percent of the original shares purchased each month beginning July 1, 2004 if the common stock was not registered by June 30, 2004. In addition, because the registration statement has not been declared effective as of August 1, 2004, these same shareholders are entitled to an additional 697,000 shares of common stock valued at $90,610 (the fair market value of the common stock on August 2, 2004) as liquidated damages for the month of August.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Revenues. Total revenue for the three months ended June 30, 2004 of $2,020,741 reflected an increase of $351,176, or approximately 21%, compared to total revenue of $1,669,565 for the three months ended June 30, 2003. Our revenues are derived in either one of two ways. In the majority of instances, we purchase products from manufacturers and suppliers for resale to the commissaries we service. In such cases, we resell the manufacturer's or supplier's products to the commissaries at generally the same prices we pay for such products, which prices generally are negotiated between the manufacturer or supplier and the Defense Commissary Agency ("DeCA"). Revenue is recognized as the gross sales amount received by us from such sales ("resale revenues"), which include (i) the purchase price paid by the commissary plus (ii) a negotiated storage and delivery fee paid by the manufacturer or supplier. In the remaining instances, we act as an agent for the manufacturer or supplier of the products we sell, and earn a commission paid by the manufacturer or supplier, generally in an amount equal to a percentage of the manufacturer's or supplier's gross sales amount ("commission revenues"). In such cases, revenue is recognized as the commission we receive on the gross sales amount. The increase in our total revenues was primarily due to the addition of the frozen chicken line of Tyson Foods, Inc. in December 2003, a line of health and beauty aids manufactured by Alberto Culver, Inc. in January 2004 and a frozen vegetable line produced by VIP Sales Company Inc. in January 2004, all of which we sell to commissaries on a resale basis.

Resale revenue for the three months ended June 30, 2004 of $1,859,784 reflected an increase of $325,407, or approximately 21.2%, compared to resale revenue of $1,534,377 for the three months ended June 30, 2003. For the three months ended June 30, 2004, approximately 50% of our gross profit was derived from sales involving resale revenue compared to approximately 59.7% for the three months ended June 30, 2003. The increase in resale revenue was attributable primarily to addition of the suppliers discussed above. We cannot be certain as to whether this trend will continue. However, in the long term, we are seeking to increase the ratio of our sales of products sold on a resale basis, rather than a commission basis, because we believe we can increase our profitability on such sales by taking advantage of payment discounts frequently offered by the manufacturers and suppliers of such products. Provided we can generate sufficient cash from operations or financing activities, we intend to do so by seeking to add new products that we can offer to commissaries on a resale basis from our existing manufactures and suppliers and from others with whom we do not currently have a working relationship.

Commission revenues for the three months ended June 30, 2004 of $160,957 reflected an increase of $25,679, or approximately 19%, compared to commission revenues of $135,188 for the three months ended June 30, 2003. For the three months ended June 30, 2004, approximately 50% of our gross profit was derived from sales involving commission revenues as compared to approximately 40.3% for the three months ended June 30, 2003. The increase in commission revenues was attributable primarily to a change in our supplier of fresh chicken products in the third quarter of 2003 from Tyson Foods, Inc., whose products we sold on a resale basis, to ConAgra Foods, Inc., whose products we sell on a commission basis.

Management believes our long-term success will be dependent in large part on our ability to add additional product offerings to enable us to increase our sales and revenues. However, we believe our ability to add additional product offerings, is dependent on our ability to obtain additional capital to fund new business development and increased sales and marketing efforts. We are currently in discussions with a number of other manufacturers and suppliers in an effort to reach an agreement under which we can distribute their products to the military market. While there can be no assurance that we will do so, we believe we will be successful in negotiating agreements with a number of such suppliers and manufacturers.

To date, all of our sales revenue has been generated from customers located in the United States.

Cost of Goods Sold. Cost of goods sold consists of our cost to acquire products from manufacturers and suppliers for resale to commissaries. In instances when we sell products on a commission basis, there is no cost of goods sold because we act as an agent for the manufacturer or supplier and earn only a commission on such sales. During the three months ended June 30, 2004, cost of goods sold increased by $364,571, or approximately 27.3%, to $1,698,938 from $1,334,367 for the three months ended June 30, 2003. This increase was attributable primarily to increased sales of products that we sold on a resale basis as discussed above. We cannot be certain as to whether or not this trend will continue; however, in the long term we are seeking to increase the ratio of our sales on a resale basis, as discussed above.

Gross Profit. Gross profit for the three months ended June 30, 2004 decreased by $13,395, or approximately 4.2%, compared to the three months ended June 30, 2003, from $335,198 for the three months ended June 30, 2003 to $321,803 for the three months ended June 30, 2004.

Operating Expenses. Total operating expenses aggregated $910,221 for the three months ended June 30, 2004 as compared to $823,271 for the three months ended June 30, 2003, representing a increase of $86,949, or approximately 10.6%.

Interest Expense. Interest expense of $38,229 for the three months ended June 30, 2004 reflected a decrease of $59,682 as compared to interest expense of 97,911 for the three months ended June 30, 2003. The decrease in interest expense was attributable primarily to decreased interest expense resulting from the recognition of the beneficial conversion feature (the right to convert debt into shares of our common stock at a discount to the fair market value of our common stock) of convertible promissory notes. We issued $60,000 aggregate principal amount of convertible promissory notes in the three months ended June 30, 2003, but did not issue any convertible notes in the three months ended June 30, 2004

Net Loss. Primarily as a result of the increased operating expenses discussed above, we incurred a net loss of $626,647 for the three months ended June 30, 2004 as compared to a net loss of $585,984 for the three months ended June 30, 2003.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Revenues. Total revenue for the six months ended June 30, 2004 of $4,155,717 reflected an increase of $727,189, or approximately 21.2%, compared to total revenue of $3,428,528 for the six months ended June 30, 2003.

Resale revenue for the six months ended June 30, 2004 of $3,821,328 reflected an increase of $674,354, or approximately 21.4%, compared to resale revenue of $3,146,974 for the six months ended June 30, 2003. For the six months ended June 30, 2004, approximately 50.4% of our gross profit was derived from sales involving resale revenue compared to approximately 51.6% for the six months ended June 30, 2003. The increase in resale revenue was attributable primarily to addition of the suppliers discussed above. We cannot be certain as to whether this trend will continue. However, in the long term, we are seeking to increase the ratio of our sales of products sold on a resale basis, rather than a commission basis, because we believe we can increase our profitability on such sales by taking advantage of payment discounts frequently offered by the manufacturers and suppliers of such products. Provided we can generate sufficient cash from operations or financing activities, we intend to do so by seeking to add new products that we can offer to commissaries on a resale basis from our existing manufactures and suppliers and from others with whom we do not currently have a working relationship.

Commission revenues for the six months ended June 30, 2004 of $334,389 reflected an increase of $52,835, or approximately 18.8%, compared to commission revenues of $281,554 for the six months ended June 30, 2003. For the six months ended June 30, 2004, approximately 49.6% of our gross profit was derived from sales involving commission revenues as compared to approximately 48.4% for the six months ended June 30, 2003. The increase in commission revenues was attributable primarily to a change in our supplier of fresh chicken products in the third quarter of 2003 from Tyson Foods, Inc., whose products we sold on a resale basis, to ConAgra Foods, Inc., whose products we sell on a commission basis.

Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 2004, cost of goods sold increased by $634,806, or approximately 22.3%, to $3,481,499 from $2,846,693 for the six months ended June 30, 2003. This increase was attributable primarily to increased sales of products that we sold on a resale basis as discussed above. We cannot be certain as to whether or not this trend will continue; however, in the long term we are seeking to increase the ratio of our sales on a resale basis, as discussed above.

Gross Profit. Gross profit for the six months ended June 30, 2004 increased by $92,383, or approximately 15.9%, compared to the six months ended June 30, 2003, from $581,835 for the six months ended June 30, 2003 to $674,218 for the six months ended June 30, 2004.

Operating Expenses. Total operating expenses aggregated $1,721,341 for the six months ended June 30, 2004 as compared to $1,435,218 for the six months ended June 30, 2003, representing an increase of $286,123, or approximately 19.9%.

Interest Expense. Interest expense of $95,336 for the six months ended June 30, 2004 reflected a decrease of $137,960 as compared to interest expense of 233,296 for the six months ended June 30, 2003.

Net Loss. Primarily as a result of the increased operating expenses discussed above, we incurred a net loss of $1,142,459 for the six months ended June 30, 2004 as compared to a net loss of $1,086,679 for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had a cash balance of $6,277. Since 2001, we have funded our operations primarily from the sale of common stock and borrowings of approximately $850,000 through the issuance of demand notes and convertible notes bearing interest at either 8% or 9% per annum and having original maturity dates of three to five months following the date of issuance of such convertible notes. At June 30, 2004, none of such demand notes was outstanding and $585,000 aggregate principal amount of convertible notes were outstanding, of which $520,000 aggregate principal amount mature on or about June 3, 2006 and $65,000 aggregate principal amount have matured but have not yet been paid. Such convertible notes require us to register under the Securities Act of 1933 the shares our common stock issuable upon conversion of such convertible notes. The terms of our convertible notes provide generally that the holders may convert, at any time and from time to time, all or a portion of the outstanding balance under each convertible note into a number of shares (subject to certain anti-dilution adjustments) of our common stock that will allow the noteholder to receive common stock having a market value equal to 150% of the converted balance of the note. To achieve this result, the conversion price of such notes has been initially set at $0.25; provided, that the closing price per share of our common stock as reported on the OTC Bulletin Board on the date of conversion is at least $0.375 per share. If such closing price is less than $0.375 per share, the conversion price shall be proportionately reduced, but in no event to a conversion price that is less than $0.25 per share, to permit the noteholder to receive the number of shares discussed above.

Our current cash levels, together with the cash flows we generate from operating activities, are not sufficient to enable us to execute our business strategy. As a result, we intend to seek additional capital through the sale of shares of our common stock. In December 2001, we filed with the Securities and Exchange Commission a registration statement relating to such shares for gross sales proceeds of up to $5,000,000. Such registration statement has not yet been declared effective, and there can be no assurance that the Securities and Exchange Commission will declare such registration statement effective in the near future, if at all. In the interim, we intend to fund our operations based on our cash position and the near term cash flow generated from operations, as well as additional borrowings and the sale of unregistered shares of our common stock in private placements to accredited investors. In the six months ended June 30, 2004, we sold and issued shares of our common stock to accredited investors for aggregate gross proceeds of $547,500. Such proceeds were used for the repayment of current liabilities and for working capital purposes.

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

At June 30, 2004, we had liquid assets of $705,466, consisting of cash and accounts receivable derived from operations, and other current assets of $617,554, consisting primarily of inventory of products for sale and/or distribution and prepaid expenses. Long term assets of $577,378 consisted primarily of warehouse equipment used in operations, the investment property and the long-term portion of prepaid interest.

Current liabilities of $2,734,874 at June 30, 2004 consisted primarily of $2,412,207 of accounts payable and accrued expenses, including related party amounts.

Our working capital deficit was $1,411,854 as of June 30, 2004 for the reasons described above.

During the three months ended June 30, 2004, we used cash of $ 438,650 in operating activities, primarily as a result of the net loss we incurred during this period.

During the three months ended June 30, 2004, we used net cash of $ 9,459 in investing activities, all of which was used for capital expenditures.

Financing activities, consisting primarily of proceeds from the sale and issuance of shares of our common stock, provided net cash of $451,524 during the three months ended June 30, 2004.

OFF BALANCE SHEET ARRANGEMENTS

At June 30, 2004, we had no off-balance sheet arrangements that had or were reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(c)  Recent Sales of Unregistered Securities.

(i) In the three months ended June 30, 2004, we issued to investors in a private placement investment units consisting of an aggregate of 1,920,000 shares of our common stock and five-year warrants to purchase an aggregate of 960,000 shares of our common stock at $0.125 per share for gross proceeds to us of $360,000. In connection with such issuances, we granted registration rights to such investors. Such shares and warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering and such persons were "accredited investors" as defined in Regulation D under the Securities Act of 1933, as amended.

(ii) In the three months ended June 30, 2004, we issued an aggregate of 200,000 shares of our common stock and five year warrants to purchase an aggregate of 200,000 shares of our common stock at $0.125 to a consultant for business consulting services to be rendered to the Company, which services were valued at $49,000 in the aggregate. Such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such persons were "accredited investors" as defined in Regulation D under the Securities Act of 1933, as amended.

(iii)In the three months ended June 30, 2004, we issued 247,560 shares of our common stock and five-year options to purchase 247,560 shares of our common stock at $0.25 per share to our Chief Executive Officer for services rendered during the three months ended June 30, 2004 pursuant to the terms of his employment arrangement. The services were valued at $72,000. Such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such person was an "accredited investor" as defined in Regulation D under the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed herewith or are incorporated by reference to Exhibits previously filed.

                                  EXHIBIT INDEX



EXHIBIT NO.   DESCRIPTION
-----------   -----------

10.1 Agreement, Realease & Waiver, dated August 5, 2004, between Edward Whelan and the Company.

10.2 Agreement, Realease & Waiver, dated August 7, 2004, between Richard Tanenbaum and the Company.

31.1          Certification of our Principal Executive Officer, Lee Brukman,
               pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of our Principal Financial Officer, Ethan D. Hokit, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of our Principal Executive Officer, Lee Brukman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of our Principal Financial Officer, Ethan D. Hokit, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K.

      On June 29, 2004 we filed a current report on Form 8-K providing a copy of the transcript from management's teleconference presentation on June 21, 2004

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Colorado Springs, Colorado on August 10, 2004.

                                      MILITARY RESALE GROUP, INC.



                                      By: /s/ Ethan D. Hokit
                                        -------------------------
                                        Name:  Ethan D. Hokit
                                        Title: President
                                               (Principal Accounting Officer
                                                and Principal Financial Officer)