Form 10QSB
period 2004-09-30
MILITARY RESALE GROUP INC
filed 2004-12-17
CIK 1088436

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly
                         period ended September 30, 2004

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________.

                        Commission File Number 000-26463

                           MILITARY RESALE GROUP, INC.

           (Name of small business issuer as specified in its charter)

             New York                                   52-2062187
--------------------------------          ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                              2180 Executive Circle
                        Colorado Springs, Colorado 80906
                    (Address of principal executive offices)

                                 (719) 391-4564
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 2004, there were 37,076,712 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           MILITARY RESALE GROUP, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.

PART I.       Financial Information

Item 1.       Financial Statements

              Balance Sheets - September 30, 2004 and December 31, 2003...... 1

              Statements of Operations - three and nine months ended September
                30, 2004 and 2003............................................ 3

              Statements of Cash Flows - three and nine months ended September
                30, 2004 and 2003............................................ 4

              Notes to Financial Statements.................................. 6

Item 2.       Management's Discussion and Analysis or Plan of Operation...... 9

Item 3.       Controls and Procedures........................................15

PART II.      Other Information

Item 2.       Changes in Securities and Small Business Issuer Purchases
                 of Equity Securities........................................16

Item 6.       Exhibits and Reports on Form 8-K...............................17

Signatures ..................................................................18

                         ITEM 1. FINANCIAL INFORMATION

WE DID NOT OBTAIN A REVIEW OF THE INTERIM FINANCIAL STATEMENTS BY AN INDEPENDENT ACCOUNTANT USING PROFESSIONAL REVIEW STANDARDS AND PROCEDURES, ALTHOUGH THAT REVIEW IS REQUIRED BY THE FORM

                           MILITARY RESALE GROUP, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                                      SEPTEMBER 30, DECEMBER 31,
                                                           2004          2003
                                                       ------------------------
CURRENT ASSETS:                                        (UNAUDITED)
  Cash                                                 $        --  $     2,862
  Accounts receivable - trade                              654,698      765,851
  Inventory                                                396,877      334,950
  Prepaid consulting                                        54,428      484,506
  Deposits                                                  42,118       33,218
  Prepaid interest                                         178,283       92,681
  Prepaid expenses                                          57,382           --
                                                       ------------------------
     Total Current Assets
                                                         1,383,787    1,714,068

PREPAID INTEREST, NET OF CURRENT PORTION                        --      132,038

EQUIPMENT
  Office equipment                                          24,922       15,047
  Warehouse equipment                                      159,444      159,444
  Software                                                  16,324       16,324
                                                       ------------------------
                                                           200,689      190,815
  Less accumulated depreciation                           (133,792)    (106,103)
                                                       ------------------------
    Net equipment                                           66,897       84,712

OTHER ASSETS

  Deferred offering costs                                   23,947           --
  Investment Property                                      344,772           --
                                                       ------------------------
    Total Other Assets                                     368,719           --

     Total Assets                                      $ 1,819,402  $ 1,930,818
                                                       ========================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

  Accounts payable and accrued expenses                 2,164,220     2,507,544
  Accounts payable, related party                         137,925        72,632
  Current maturities of capital lease obligations          24,315        51,981
  Deferred rent                                                --         2,729
  Current portion of accrued interest payable             127,856        99,561
  Current portion of notes payable                          1,500        90,235
  Current portion of convertible notes payable                 --        85,000
  Related party demand note payable                        75,000            --
  Bank Overdraft                                           22,166            --
  Other Current Liabilities                                22,163            --
                                                       ------------------------
     Total Current Liabilities
                                                        2,575,145     2,909,682

OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT
MATURITIES                                                 36,351        36,351

DEFERRED RENT, NET OF CURRENT PORTION                      24,561        21,832

RELATED PARTIES CONVERTIBLE NOTES PAYABLE                 360,000       370,000

NOTES PAYABLE, NET OF CURRENT PORTION                      14,525        98,975

CONVERTIBLE NOTES PAYABLE, NET OF CURRENT PORTION         160,000       150,000

MORTGAGE PAYABLE                                           70,941            --
                                                       ------------------------
     Total Liabilities                                  3,241,524     3,586,840

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, par value $.0001, 10,000,000
  shares authorized, -0- issued and outstanding                --            --
  Common stock, par value $.0001, 50,000,000
  shares authorized, 12,923,288
  and 37,076,712  issued and outstanding                    3,329         2,144
  Additional paid-in capital                            5,647,772     4,248,547
  Common Stock Reserved                                   (11,750)           --
  Accumulated (deficit)                                (7,061,473)   (5,906,713)
                                                       ------------------------
     Total Stockholders' Equity (Deficit)
                                                       (1,422,122)   (1,656,022)

     Total Liabilities and Stockholders' Equity
(Deficit)                                               1,819,402     1,930,818
                                                       ========================

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                           MILITARY RESALE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                    UNAUDITED

                                                        Three Months Ended                        Nine Months Ended
                                                 -----------------------------------------------------------------------------------
                                                 September 30, 2004     September 30, 2003   September 30, 2004   September 30, 2003
                                                 -----------------------------------------------------------------------------------
REVENUES:
  Resale revenue                                    1,659,713            $  1,143,846            $  5,481,042          $  4,290,820
  Commission revenue                                  156,317                  83,095                 490,705               364,649
                                                 -----------------------------------------------------------------------------------
        Total Revenues                              1,816,030               1,226,941               5,971,747             4,655,469

COST OF GOODS SOLD                                  1,547,796               1,136,929               5,029,295             3,983,622
                                                 -----------------------------------------------------------------------------------

GROSS PROFIT                                          268,234                  90,012                 942,453               671,847

OPERATING EXPENSES:
  Stock based compensation                                 --                 465,313                 789,320             1,028,166
  Salary and payroll taxes                            141,111                  93,280                 497,779               352,389
  Professional fees                                   (37,580)                 76,535                  64,019               276,625
  Occupancy                                            59,356                  58,673                 178,067               177,385
  General and administrative                          346,132                 116,587                 682,928               393,380
  Depreciation and amortization                         9,442                   4,933                  27,689                22,594
                                                 -----------------------------------------------------------------------------------
        Total Expenses                                518,461                 815,321               2,239,803             2,250,539

                                                 -----------------------------------------------------------------------------------
       Net (Loss) From Operations                   (250,227)               (725,309)             (1,297,350)           (1,578,692)

OTHER (EXPENSES):
  Interest expense                                      3,006                 (25,459)                 98,341              (258,755)
  Interest income                                          --                     136                      --                   136
                                                 -----------------------------------------------------------------------------------
        Total Other (Expense)                           3,006                 (25,323)                 98,341              (258,619)
                                                 -----------------------------------------------------------------------------------
NET (LOSS)                                           (253,233)               (750,632)           $ (1,199,008)         $ (1,837,311)
                                                 ===================================================================================

NET (LOSS) PER COMMON SHARE BASIC AND DILUTED    $      (0.10)           $      (0.05)           $      (0.04)         $      (0.14)
                                                 ===================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND  DILUTED                     2,554,524              15,514,144              27,081,184            13,272,178
                                                 ===================================================================================

            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                           MILITARY RESALE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                    UNAUDITED

                                                                  2004            2003
                                                              ----------------------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

   Net (loss)                                                 $(1,154,759)     $(1,837,311)
   Adjustments to reconcile net (loss) to net cash
       used in operating activities:

     Depreciation and amortization                                 27,689           14,911

     Amortization of option based interest expense                 46,436          100,000
     Stock issued for services                                  1,679,810          153,924
     Options issued for services                                  684,032               --
     Deferred offering costs                                      (23,947)              --
     Beneficial conversion feature                                     --           15,000
     stock issued for liquidated damages                        1,771,750               --
     shares and warrents issued for purchase of Ohio Ptrs         274,560               --
   Changes in assets and liabilities:

     Decrease (Increase) in accounts receivable                   111,153          (69,768)
     Decrease (Increase) in inventory                             (61,927)           9,220
     (Increase) in deposits                                        (8,900)              --
     (Increase) in prepaid expenses                               (57,382)              --

     Increase in accounts payable and accrued
      expenses                                                   (343,324)         133,805

     (Decrease) in related party accounts payable                  65,293               --

     Increase in accrued interest payable                          44,085               --

     Increase  in deferred rent obligation                             --            2,047
     Increase in mortgage payable                                  70,941               --
     Increase in other liabilities                                 22,163           25,007
                                                              ----------------------------
      Net Cash Used In Operating Activities
                                                                  (18,581)        (116,481)

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of fixed assets                                        (9,874)          (1,683)
   Purchase of investment property                               (344,772)              --
                                                              ----------------------------
      Net Cash Used in Investing Activities
                                                                 (354,646)          (1,683)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

   Payments on capital lease obligations                          (27,666)          (6,762)
   Payments on notes payable                                     (183,185)              --
   Proceeds from issuance of notes                                 75,000          125,000

   Proceeds from issuance of common stock                         547,500               --
   Payments of offering costs                                     (63,450)
                                                              ----------------------------

      Cash Flows Provided by Financing Activities                 348,199          118,238

NET INCREASE IN CASH AND CASH EQUIVALENTS                         138,947               74

CASH AND CASH EQUIVALENTS, beginning of period                      2,862            2,072
                                                              ----------------------------

CASH AND CASH EQUIVALENTS, end of period                      $   (22,166)     $     2,146
                                                              ============================

Supplementary information:
     Cash paid for:

   Interest paid                                              $        --      $       466
                                                              ============================

   Income taxes                                               $        --      $        --
                                                              ============================


                                                                  2004            2003
                                                              ----------------------------
Non-cash investing and financing activities:

Issuance of stock and options in exchange for services        $ 2,363,842      $   205,146
                                                              ============================

Issuance of common stock and options as payment of notes
payable                                                       $    50,000      $        --
                                                              ============================

Issuance of common stock in payment of accrued
compensation                                                  $        --      $    32,912
                                                              ============================

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

NOTE 3 - PREPAID CONSULTING

Prepaid consulting expenses are recorded in connection with common stock and options issued to consultants for future services and are amortized over the agreement term. During the nine months ended September 30, 2004, the Company incurred prepayments of $ 54,428 and stock-based compensation expense of $ 789,320.

                           MILITARY RESALE GROUP, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 - PREPAID INTEREST

Prepaid interest is recorded in connection with the issuances of options for the extension of various notes payable. The prepaid interest is being amortized over the extension period, with $ 98,341 charged to interest expense during the nine months ended September 30, 2004.

NOTE 5 - RELATED PARTY TRANSACTIONS

On September 30, 2004 pursuant to a consulting agreement with the Company's chief executive officer, the Company issued 553,232 shares of common stock and granted options to purchase 553,232 shares of common stock at $.25 per share for a period of five years for services rendered valued at $36,000. The value of the stock and the value of the options was $12,000 each based on $12,000 each per month.

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

On June 16, 2004 the Company issued 500,000 shares of common stock to a consultant for services.

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

During the six months ended June 30, 2004, the Company issued 396,000 shares of commons stock to several individuals for $.14 per share for total consideration of $55.440 for liquidated damages.

During the six months ended June 30, 2004 the Company sold 1,920,000 shares of common stock to an individual at $.125 per share for total consideration of $240,000. This individual was also given warrants to purchase 960,000 shares of common stock at $.25 per share for a period of five years. The terms of the stock subscription agreements provide that in the event the average closing bid price of the common stock for the ten days preceding the effective date of the Registration Statement (to be filed) is $.17 or below, then the purchase price for the shares shall be reset to a purchase price equal to the average price minus $.05, provided that the purchase price is not less than $.065 per share. Upon the occurrence of the price adjustment, the Company will issue to each subscriber the additional shares they are entitled to based upon the adjusted price. In addition, if the Registration Statement (to be filed) is not declared effective on or before June 30, 2004, then commencing on the first day of each month thereafter until December 1, 2004 or the declared effective date of the Registration Statement, the Company will issue each subscriber, as liquidated damages, additional shares of common stock equal to 10% of the number of shares purchased by each subscriber.

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

                           MILITARY RESALE GROUP, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The Company was the plaintiff in litigation with one of its vendors. During the six months ended June 30, 2004 the Company entered into a judgment in which they were ordered to pay the vendor $5,356 with the amount due accruing interest at 8% per annum. As of June 30, 2004 the Company had not paid any amount to this vendor. Subsequent to March 31, 2004, the Company received a Writ of Garnishment and are expecting to have the original judgment amount of $5,356 plus interest and other charges of $181 garnished from one of their bank accounts.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenues. Total revenue for the three months ended September 30, 2004 of $1,816,030 reflected an increase of $589,089, or approximately 32%, compared to total revenue of $1,226,941 for the three months ended September 30, 2003. Our revenues are derived in either one of two ways. In the majority of instances, we purchase products from manufacturers and suppliers for resale to the commissaries we service. In such cases, we resell the manufacturer's or supplier's products to the commissaries at generally the same prices we pay for such products, which prices generally are negotiated between the manufacturer or supplier and the Defense Commissary Agency ("DeCA"). Revenue is recognized as the gross sales amount received by us from such sales ("resale revenues"), which include (i) the purchase price paid by the commissary plus (ii) a negotiated storage and delivery fee paid by the manufacturer or supplier. In the remaining instances, we act as an agent for the manufacturer or supplier of the products we sell, and earn a commission paid by the manufacturer or supplier, generally in an amount equal to a percentage of the manufacturer's or supplier's gross sales amount ("commission revenues"). In such cases, revenue is recognized as the commission we receive on the gross sales amount. The increase in our total revenues was primarily due to the addition of the frozen chicken line of Tyson Foods, Inc. in December 2003, a line of health and beauty aids manufactured by Alberto Culver, Inc. in January 2004 and a frozen vegetable line produced by VIP Sales Company Inc. in January 2004, all of which we sell to commissaries on a resale basis.

Resale revenue for the three months ended September 30, 2004 of $1,659,713 reflected an increase of $515,867, or approximately 31%, compared to resale revenue of $1,143,846 for the three months ended September 30, 2003. For the three months ended September 30, 2004, approximately 10.9% of our gross profit was derived from sales involving resale revenue compared to approximately 7.7% for the three months ended September 30, 2003. These increases were attributable primarily to addition of the suppliers discussed above. We cannot be certain as to whether this trend will continue. However, in the long term, we are seeking to increase the ratio of our sales of products sold on a resale basis, rather than a commission basis, because we believe we can increase our profitability on such sales by taking advantage of payment discounts frequently offered by the manufacturers and suppliers of such products. Provided we can generate sufficient cash from operations or financing activities, we intend to do so by seeking to add new products that we can offer to commissaries on a resale basis from our existing manufactures and suppliers and from others with whom we do not currently have a working relationship.

Commission revenues for the three months ended September 30, 2004 of $156,317 reflected an increase of $73,222, or approximately 47%, compared to commission revenues of $83,095 for the three months ended September 30, 2003. For the three months ended September 30, 2004, approximately 89.1% of our gross profit was derived from sales involving commission revenues as compared to approximately 92.3% for the three months ended September 30, 2003. The increase in commission revenues was attributable primarily to a change in our supplier of fresh chicken products in the third quarter of 2003 from Tyson Foods, Inc., whose products we sold on a resale basis, to ConAgra Foods, Inc., whose products we sell on a commission basis.

Management believes our long-term success will be dependent in large part on our ability to add additional product offerings to enable us to increase our sales and revenues. However, we believe our ability to add additional product offerings, are dependent on our ability to obtain additional capital to fund new business development and increased sales and marketing efforts. We are currently in discussions with a number of other manufacturers and suppliers in an effort to reach an agreement under which we can distribute their products to the military market. While there can be no assurance that we will do so, we believe we will be successful in negotiating agreements with a number of such suppliers and manufacturers.

To date, all of our sales revenue has been generated from customers located in the United States.

Cost of Goods Sold. Cost of goods sold consists of our cost to acquire products from manufacturers and suppliers for resale to commissaries. In instances when we sell products on a commission basis, there is no cost of goods sold because we act as an agent for the manufacturer or supplier and earn only a commission on such sales. During the three months ended September 30, 2004, cost of goods sold increased by $410,867, or approximately 27%, to $1,547,796 from $1,136,929 for the three months ended September 30, 2003. This increase was attributable primarily to increased sales of products that we sold on a resale basis as discussed above. We cannot be certain as to whether or not this trend will continue; however, in the long term we are seeking to increase the ratio of our sales on a resale basis, as discussed above.

Gross Profit. Gross profit for the three months ended September 30, 2004 increased by $178,222, or approximately 66%, compared to the three months ended September 30, 2003, from $90,012 for the three months ended September 30, 2003 to $268,234 for the three months ended September 30, 2004.

Operating Expenses. Total operating expenses aggregated $518,461 for the three months ended September 30, 2004 as compared to $815,321 for the three months ended September 30, 2003, representing a decrease of $296,860, or approximately 36%.

Interest Expense. Interest expense of $ 3,006 for the three months ended September 30, 2004 reflected a decrease of $22,317 as compared to interest expense of $25,323 for the three months ended September 30, 2003. The decrease in interest expense was attributable primarily to decreased interest expense resulting from the recognition of the beneficial conversion feature (the right to convert debt into shares of our common stock at a discount to the fair market value of our common stock) of convertible promissory notes.

Net Loss. Primarily as a result of the decreased operating expenses discussed above, we incurred a net loss of $253,233 for the three months ended September 30, 2004 as compared to a net loss of $750,632 for the three months ended September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenues. Total revenue for the nine months ended September 30, 2004 of $5,971,747 reflected an increase of $1,680,927, or approximately 28.1%, compared to total revenue of $4,655,469 for the nine months ended September 30, 2003.

Resale revenue for the nine months ended September 30, 2004 of 5,481,042 reflected an increase of $1,190,222, or approximately 21.7%, compared to resale revenue of $4,290,820 for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, approximately 52% of our gross profit was derived from sales involving resale revenue compared to approximately 45.7% for the nine months ended September 30, 2003. These increases were attributable primarily to addition of the suppliers discussed above. We cannot be certain as to whether this trend will continue. However, in the long term, we are seeking to increase the ratio of our sales of products sold on a resale basis, rather than a commission basis, because we believe we can increase our profitability on such sales by taking advantage of payment discounts frequently offered by the manufacturers and suppliers of such products. Provided we can generate sufficient cash from operations or financing activities, we intend to do so by seeking to add new products that we can offer to commissaries on a resale basis from our existing manufactures and suppliers and from others with whom we do not currently have a working relationship.

Commission revenues for the nine months ended September, 2004 of $490,705 reflected an increase of $126,056, or approximately 26%, compared to commission revenues of $364,649 for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, approximately 49% of our gross profit was derived from sales involving commission revenues as compared to approximately 54.3% for the nine months ended September 30, 2003. The increase in commission revenues was attributable primarily to a change in our supplier of fresh chicken products in the third quarter of 2003 from Tyson Foods, Inc., whose products we sold on a resale basis, to ConAgra Foods, Inc., whose products we sell on a commission basis.

Cost of Goods Sold. Cost of goods sold for the nine months ended September 30, 2004, cost of goods sold increased by $1,045,673, or approximately 20.8%, to $5,029,295 from $3,983,622 for the nine months ended September 30, 2003. This increase was attributable primarily to increased sales of products that we sold on a resale basis as discussed above. We cannot be certain as to whether or not this trend will continue; however, in the long term we are seeking to increase the ratio of our sales on a resale basis, as discussed above.

Gross Profit. Gross profit for the nine months ended September 30, 2004 increased by $270,606, or approximately 28.7%, compared to the nine months ended September 30, 2003, from $671,847 for the nine months ended September 30, 2003 to $942,453 for the nine months ended September 30, 2004.

Operating Expenses. Total operating expenses aggregated $ 2,239,803 for the nine months ended September 30, 2004 as compared to $ 2,250,539 for the nine months ended September 30, 2003, representing an decrease of $ 10,736, or approximately ..47%.

Interest Expense. Interest expense of $98,341 for the nine months ended September 30, 2004 reflected a decrease of $160,278 as compared to interest expense of $258,619 for the nine months ended September 30, 2003.

Net Loss. Primarily as a result of the decreased operating expenses discussed above, we incurred a net loss of $1,199,008 for the nine months ended September 30, 2004 as compared to a net loss of $1,837,311 for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, we had a cash balance of approximately $22,166. Since 2001, we have funded our operations primarily from borrowings of approximately $850,000 through the issuance of demand notes and convertible

Notes bearing interest at either 8% or 9% per annum and having original maturity dates of three to five months following the date of issuance of such convertible notes. At September 30, 2004, none of such demand notes was outstanding and $98,975 aggregate principal amount of convertible notes were outstanding Such convertible notes require us to register under the Securities Act of 1933 the shares our common stock issuable upon conversion of such convertible notes not later than June 3, 2006.

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

At September 30, 2004, we had liquid assets of $632,532, consisting of cash and accounts receivable derived from operations, and other current assets of $729,089, consisting primarily of inventory of products for sale and/or distribution and prepaid expenses. Long term assets of $435,616 consisted primarily of warehouse equipment used in operations and the long-term portion of prepaid interest.

Current liabilities of $2,552,979 at September 30, 2004 consisted primarily of $2,302,145 of accounts payable and accrued expenses, including related party amounts.

Our working capital deficit was $1,422,122 as of September 30, 2004 for the reasons described above.

During the three months ended September 30, 2004, we used cash of $18,581 in operating activities, primarily as a result of the net loss we incurred during this period.

During the three months ended September 30, 2004, we used net cash of $354,646 in investing activities, all of which was used for capital expenditures.

Financing activities, consisting primarily of proceeds from the sale and issuance of shares of our common stock, provided net cash of $348,199 during the three months ended September 30, 2004.

OFF BALANCE SHEET ARRANGEMENTS

At September 30, 2004, we had no off-balance sheet arrangements that had or were reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

(iii) In the three months ended June 30, 2004, we issued 247,560 shares of our common stock and five-year options to purchase 247,560 shares of our common stock at $0.25 per share to our Chief Executive Officer for services rendered during the three months ended June 30, 2004 pursuant to the terms of his employment arrangement. The services were valued at $72,000. Such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such person was an "accredited investor" as defined in Regulation D under the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed herewith or are incorporated by reference to Exhibits previously filed.

                                  EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
-----------   -----------

10.1 Form of Warrant issued to certain investors during the three months ended September 30, 2004.

10.2 Description of Registration Rights granted to certain investors during the three months ended September 30, 2004.

31.1 Certification of our Principal Executive Officer, Lee Brukman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of our Principal Financial Officer, Ethan D. Hokit, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of our Principal Executive Officer, Lee Brukman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of our Principal Financial Officer, Ethan D. Hokit, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Colorado Springs, Colorado on December 17, 2004.


                                      MILITARY RESALE GROUP, INC.


                                      By: /s/ Ethan D. Hokit
                                          --------------------------------------
                                          Name:  Ethan D. Hokit
                                          Title: President (Principal Accounting
                                                 Officer, Principal Financial
                                                 Officer, and Principal
                                                 Executive Officer)