Form 10QSB/A
period 2004-09-30
MILITARY RESALE GROUP INC
filed 2005-02-03
CIK 1088436

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of January 17, 2005, there were 54,189,405 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                           MILITARY RESALE GROUP, INC.

                                   FORM 10-QSB

                                      INDEX


                                                                        Page No.


PART I.     Financial Information

Item 1.     Financial Statements

            Balance Sheets - September 30, 2004 and December 31,2003........   1

            Statements of Operations - three and nine months ended September
              30, 2004 and 2003.............................................   3

            Statements of Cash Flows - nine months ended September
              30, 2004 and 2003.............................................   4

            Notes to Financial Statements...................................   6

Item 2.     Management's Discussion and Analysis or Plan of Operation.......  14

Item 3.     Controls and Procedures.........................................  23

PART II.    Other Information

Item 2.     Changes in Securities and Small Business Issuer Purchases
              of Equity Securities..........................................  24

Item 6.     Exhibits and Reports on Form 8-K................................  25

Signatures .................................................................  26

                         ITEM 1. FINANCIAL INFORMATION



                           MILITARY RESALE GROUP, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                 CONSOLIDATED
                                                    AS OF
                                                 SEPTEMBER 30,      DECEMBER 31,
                                                     2004               2003
                                                 -------------     -------------
CURRENT ASSETS:                                   (UNAUDITED)
  Cash                                            $       193       $     2,862
  Accounts receivable - trade                         654,698           765,851
  Inventory                                           396,877           334,950
  Prepaid expenses                                     43,314           484,506
  Deposits                                             37,118            33,218
  Prepaid interest                                     22,660            92,681
  Deferred offering costs                              23,947                --
  Investment property                                 345,468                --
  Subscriptions receivable                             24,000                --
                                                  -----------       -----------
     Total Current Assets                           1,548,275         1,714,068

PREPAID INTEREST, NET OF CURRENT PORTION              132,038           132,038

EQUIPMENT
  Office equipment                                     24,921            15,047
  Warehouse equipment                                 159,444           159,444
  Software                                             16,324            16,324
                                                  -----------       -----------
                                                      200,689           190,815
  Less accumulated depreciation                      (132,687)         (106,103)
                                                  -----------       -----------
    Net equipment                                      68,002            84,712
                                                  -----------       -----------

     Total Assets                                 $ 1,748,315       $ 1,930,818
                                                  ===========       ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and accrued expenses               $ 2,106,312      $ 2,507,544
  Accounts payable, related party                           7,699           72,632
  Current maturities of capital lease obligations          28,033           51,981
  Deferred rent                                             2,729            2,729
  Current portion of accrued interest payable             143,393           99,561
  Current portion of notes payable                         94,025           90,235
  Current portion of convertible notes payable             75,000           85,000
  Current portion of related party notes payable           32,785               --
  Current portion of related parties convertible
     notes payable                                        252,500               --
  Related party demand note payable                        75,000               --
  Mortgage payable                                         70,941
  Other current liabilities                                22,163               --
                                                      -----------      -----------
     Total Current Liabilities                          2,910,580        2,909,682

OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT
MATURITIES                                                 36,351           36,351

DEFERRED RENT, NET OF CURRENT PORTION                      21,832           21,832

RELATED PARTIES CONVERTIBLE NOTES PAYABLE                 107,500          360,000

NOTES PAYABLE, NET OF CURRENT PORTION                      98,975           98,975

CONVERTIBLE NOTES PAYABLE, NET OF CURRENT PORTION         150,000          160,000

RELATED PARTY NOTES PAYABLE, NET OF CURRENT PORTION       163,920               --
                                                      -----------      -----------

     Total Liabilities                                  3,489,158        3,586,840


STOCK TO BE RETURNED                                      274,368               --

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, par value $.0001, 10,000,000
  shares authorized, -0- issued and outstanding                --               --
  Common stock, par value $.0001, 50,000,000
  shares authorized, 35,619,787
  and 21,448,011 issued and outstanding                     3,563            2,144
  Additional paid-in capital                            5,569,782        4,248,547
  Common Stock Reserved                                   191,539               --
  Accumulated (deficit)                                (7,780,095)      (5,906,713)
                                                      -----------      -----------
     Total Stockholders' Equity (Deficit)              (2,015,211)      (1,656,022)
                                                      -----------      -----------

     Total Liabilities and Stockholders' Equity
      (Deficit)                                       $ 1,748,315      $ 1,930,818
                                                      ===========      ===========


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                           MILITARY RESALE GROUP, INC.
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                    UNAUDITED

                                                           CONSOLIDATED                        CONSOLIDATED
                                                           FOR THE THREE     THREE MONTHS      FOR THE NINE       NINE MONTHS
                                                           MONTHS ENDED          ENDED         MONTHS ENDED          ENDED
                                                           SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                               2004               2003             2004              2003
                                                           -------------     -------------     -------------     -------------
REVENUES:

  Resale revenue                                           $  1,660,463      $  1,143,846      $  5,481,791      $  4,290,820

  Commission revenue                                            156,316            83,095           490,705           364,649
                                                           ------------      ------------      ------------      ------------

        Total Revenues                                        1,816,779         1,226,941         5,972,496         4,655,469


COST OF GOODS SOLD                                            1,555,597         1,136,929         5,037,096         3,983,622
                                                           ------------      ------------      ------------      ------------

GROSS PROFIT                                                    261,182            90,012           935,400           671,847

OPERATING EXPENSES:

  Stock based compensation                                      445,170           465,313         1,234,490         1,028,166

  Salary and payroll taxes                                      126,860            93,280           483,528           352,389

  Professional fees                                              79,198            76,535           180,797           276,625

  Occupancy                                                      59,355            58,673           178,067           177,385

  General and administrative                                    225,058           116,587           561,853           393,380

  Depreciation and amortization                                   8,337             4,933            26,584            22,594
                                                           ------------      ------------      ------------      ------------

        Total Operating Expenses                                943,978           815,321         2,665,319         2,250,539
                                                           ------------      ------------      ------------      ------------

        Net (Loss) From Operations                             (682,796)         (725,309)       (1,729,919)       (1,578,692)

OTHER INCOME (EXPENSES):

  Interest expense                                              (48,127)          (25,459)         (143,463)         (258,755)

  Interest income                                                    --               136                --               136
                                                           ------------      ------------      ------------      ------------

        Total Other (Expense)                                   (48,127)          (25,323)         (143,463)         (258,619)
                                                           ------------      ------------      ------------      ------------

NET (LOSS)                                                     (730,923)         (750,632)       (1,873,382)       (1,837,311)
                                                           ============      ============      ============      ============

NET (LOSS) PER COMMON SHARE BASIC AND DILUTED              $      (0.02)     $      (0.05)     $      (0.07)     $      (0.14)
                                                           ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED                                            33,051,435        15,514,144        28,105,835        13,272,178
                                                           ============      ============      ============      ============


            SEE ACCOMPANYING NOTES TO UNAUDITED FINANCIAL STATEMENTS

                           MILITARY RESALE GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                    UNAUDITED

                                                                     CONSOLIDATED
                                                                     FOR THE NINE     NINE MONTHS
                                                                     MONTHS ENDED        ENDED
                                                                     SEPTEMBER 30,    SEPTEMBER 30,
                                                                         2004             2003
                                                                     ------------     ------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

   Net (loss)                                                        $(1,873,382)     $(1,837,311)

   Adjustments to reconcile net (loss) to net cash used in operating activities:

     Depreciation and amortization                                        26,584           22,594

     Amortization of option based interest expense                        70,021          164,780

     Stock issued for services                                           788,040          972,582

     Options issued for services                                         243,000               --

     Beneficial conversion feature                                            --           43,000

     Stock issued for liquidated damages                                 203,450               --

   Changes in assets and liabilities:

     Decrease (Increase) in accounts receivable                          111,153         (170,892)

     Increase in inventory                                               (61,927)         (26,402)

     Decrease in other assets                                                 --              596

     (Increase) in deposits                                               (3,900)          (5,000)

     (Increase) in prepaid expenses                                       (9,960)              --

     (Decrease) Increase in accounts payable and accrued
      expenses                                                          (318,231)         536,354

     Increase in related party accounts payable                          131,772           40,944

     Increase in accrued interest payable                                 59,622               --

     Increase in deferred rent obligation                                     --            5,458

     Decrease in mortgage payable                                           (355)              --

     (Decrease) increase in other liabilities                             22,163           (2,678)
                                                                     -----------      -----------

      Net Cash Used In Operating Activities                             (611,950)        (255,975)

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of fixed assets                                               (9,874)          (1,765)
                                                                     -----------      -----------

      Net Cash Used in Investing Activities                               (9,874)          (1,765)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

   Payments on capital lease obligations                                 (23,948)          (2,911)

   Payments on notes payable                                             (65,000)         (10,790)

   Proceeds from issuance of notes                                        75,000          220,000

   Proceeds from issuance of common stock                                724,500           50,000

                                                                     CONSOLIDATED
                                                                     FOR THE NINE     NINE MONTHS
                                                                     MONTHS ENDED        ENDED
                                                                     SEPTEMBER 30,    SEPTEMBER 30,
                                                                         2004             2003
                                                                     ------------     ------------
   Payment of deferred offering costs                                $   (23,947)     $        --

   Payments of offering costs                                            (67,450)              --
                                                                     -----------      -----------

      Cash Flows Provided by Financing Activities                        619,155          256,299

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (2,669)          (1,441)

CASH AND CASH EQUIVALENTS, beginning of period                             2,862            2,072
                                                                     -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                             $       193      $       631
                                                                     ===========      ===========

Supplementary information:

     Cash paid for:

   Interest paid                                                     $     6,000      $     7,833
                                                                     ===========      ===========

   Income taxes                                                      $        --      $        --
                                                                     ===========      ===========

                                                                            2004             2003
                                                                     -----------      -----------

Non-cash investing and financing activities:

Issuance of stock and options in exchange for services               $   447,200      $   960,839
                                                                     ===========      ===========

Issuance of common stock in payment of accrued
     compensation                                                    $        --      $   121,171
                                                                     ===========      ===========

Issuance of stock options in exchange for note extensions            $        --      $   365,400
                                                                     ===========      ===========

Issuance of common stock and options as payment of notes payable     $    50,000      $        --
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

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses from operations, and is in a working capital deficit position that raises substantial doubt about its ability to continue as a going concern. The Company's management is currently pursuing equity and/or debt financing in an effort to continue operations. The future success of the Company is likely dependent on its ability to obtain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRINCIPLES OF CONSOLIDATION

The consolidated financials statements include the accounts of the following entities, collectively referred to as "Company". All significant intercompany transactions have been eliminated.

Military Resale Group, Inc.            Corporation
Ohio Street Partners, Inc.             Corporation

Military Resale Group, Inc. acquired Ohio Street Partners, Inc. on June 10, 2004 and is now a wholly owned subsidiary of Military Resale Group, Inc. Subsequent to September 30, 2004, Lee Brukman, the Company's former Chief Executive Officer and Chairman of the Board of Directors resigned and the sale of Ohio Street Partners, Inc. to the Company was rescinded (See Note 13 and 14).

RECLASSIFICATION

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current period financial statements.

NOTE 2 - EARNINGS PER SHARE

The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted loss per share is similar to the basic loss per share computation except the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares. However, such presentation is not required if the effect is antidilutive. Accordingly, the diluted per share amounts do not reflect the impact of warrants and options because the effect of each is antidilutive.

NOTE 3 - PREPAID CONSULTING

Prepaid consulting expenses are recorded in connection with common stock and options issued to consultants for future services and are amortized over the agreement term. As of September 30, 2004 the financial statements reflect a balance of $32,966.

NOTE 4 - PREPAID INTEREST

Prepaid interest is recorded in connection with the issuances of options for the extension of various notes payable. The prepaid interest is being amortized over the extension period, with $70,021 charged to interest expense during the nine months ended September 30, 2004.

                           MILITARY RESALE GROUP, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2004 pursuant to a consulting agreement with the Company's former Chief Executive Officer, the Company issued 971,776 shares of common stock and granted options to purchase 971,776 shares of common stock at $.25 per share for a period of five years for services rendered valued at $216,000. The value of the stock and the value of the options was $108,000 each based on $12,000 each per month. The number of shares and options issued was determined by dividing $36,000 by 80%of the average low price of the common stock each quarter.

On August 7, 2004 the Company converted accounts payable to two related parties into two notes payable as a condition of the agreement, release and waiver entered into on the respective date. One note issued to a former board member is in the amount of $111,954 and is due in twenty-four consecutive equal monthly payments of principal of $4,665 plus interest at a rate equal to the lowest applicable Federal rate of interest required by the IRS to avoid imputed interest on a two-year note. Payments were to begin September 1, 2004. The second note issued to the Company's former Chief Executive Officer and Chairman of the Board of Directors is in the amount of $84,751 and is due in twenty-four consecutive equal monthly payments of principal of $3,531 per month plus interest at a rate equal to the lowest applicable Federal rate of interest required by the IRS to avoid imputed interest on a two-year note. Payments were to being September 1, 2004. As of January 17, 2005 the Company has not made any of the required monthly payments and as a result the Company is in default on the notes and they are now accruing interest at 10% (See Note 12).

NOTE 6 - SECURITIES ISSUED FOR SERVICES

During the nine months ended September 30, 2004, the Company issued an aggregate 200,000 of the Company's common shares to a consultant for services provided and expensed $40,000 (the value of the services) as stock based compensation.

During the nine months ended September 30, 2004 the Company issued 100,000 shares of the Company's common stock valued at $9,000 to a consultant for services to be provided. The value of the stock was recorded as prepaid consulting and was amortized over the six-month term of the agreement that ended in May 2004.

On January 29, 2004 the Company issued 50,000 shares of common stock valued at $11,000 as a retainer fee for services to be performed in connection with raising of capital. This amount was recorded as prepaid consulting and was amortized over the six-month term of the agreement that ended July 29, 2004.

During the nine months ended September 30, 2004 pursuant to a consulting agreement with an unrelated party, the Company granted warrants to purchase 320,000 shares of the Company's common stock at $.125 per share for a period of five years. These warrants were valued at $52,870, the fair value using the Black-Scholes Pricing Model. The average risk free interest rate used was 3.39%, volatility was estimated at 96% and the expected life was five years. The warrants were granted as compensation to the Company's investment banker for raising $500,000 by selling 4,000,000 shares of common stock. This investment banker was also paid $40,000 as commission for the sale of stock.

During the nine months ended September 30, 2004 the Company issued 100,000 shares of common stock valued at $17,000 to a consultant for services to be rendered over a period of 180 days. This amount is recorded as prepaid consulting and is being amortized over the term of the agreement that will end in November 2004.

During the nine months ended September 30, 2004 the Company entered into a one-year business consulting agreement with an unrelated party for management and financial consulting services. Under the terms of the agreement the consultant will receive $5,000 per month for the term of the agreement and received 250,000 shares of common stock valued $47,500. This amount is recorded as prepaid consulting and is being amortized over the term of the agreement that will end in March 2005.

During the nine months ended September 30, 2004 the Company issued 200,000 shares of common stock and granted warrants to purchase 200,000 shares of the Company's common stock at $.25 per share for a period of five years to a stockholder for services rendered. The stock was valued at $34,000 (the fair value of the common stock on the date of issuance) and expensed as stock based compensation. The warrants were valued at $22,800, the fair value using the Black-Scholes Pricing Model and expensed as stock based compensation. The average risk free interest used was 3.96%, volatility was estimated at 93% and the expected life was five years.

During the nine months ended September 30, 2004 the Company issued 500,000 shares of common stock to a consultants for services rendered and expensed $70,000 (the fair value of the common stock on the date of issuance) as stock based compensation.

                           MILITARY RESALE GROUP, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 - SECURITIES ISSUED FOR SERVICES (CONTINUED)

On August 7, 2004 the Company granted warrants to purchase 2,000,000 shares of the Company's common stock at $5.00 per share for a period of five years and granted warrants to purchase 1,400,000 shares of the Company's common stock at $0.25 per share for a period of five years to the Company's former Chief Executive Officer and Chairman of the Board of Directors and a former board members as part of an agreement, release and waiver entered into on the same date (see Note 12). The 2,000,000 warrants were valued at $24,000, the fair value using the Black-Scholes Pricing Model. The average risk free interest rate used was 3.47%, volatility was estimated at 89% and the expected life was five years. The 1,400,000 warrants were valued at $88,200 the fair value using the Black-Scholes Pricing Model. The average risk free interest rate used was 3.47%, volatility was estimated at 89% and the expected life was five years. The total value of $112,200 was recorded as stock based compensation expense during the nine months ended September 30, 2004.

NOTE 7 - COMMON STOCK

During the nine months ended September 30, 2004 the Company sold 4,000,000 shares of common stock to several individuals at $.125 per share for total consideration of $460,000, net of offering costs paid of $40,000. These individuals were also given warrants to purchase 2,000,000 shares of common stock (50% of shares issued) at $.25 per share for a period of five years. The terms of the stock subscription agreements provide that in the event the average closing bid price of the common stock for the ten days preceding the effective date of the Registration Statement (to be filed) is $.17 or below, then the purchase price for the shares shall be reset to a purchase price equal to the average price minus $.05, provided that the purchase price is not less than $.065 per share. Upon the occurrence of the price adjustment, the Company will issue to each subscriber the additional shares they are entitled to based upon the adjusted price. In addition, if the Registration Statement (to be filed) is not declared effective on or before June 30, 2004, then commencing on the first day of each month thereafter until December 1, 2004 or the declared effective date of the Registration Statement, the Company will issue each subscriber, as liquidated damages, additional shares of common stock equal to 10% of the number of shares purchased by each subscriber. The Company has failed to file the registration statement as required by the subscription agreement and subsequent to September 30, 2004 the Company has issued the additional shares as liquidated damages (See Note 11).

During the nine months ended September 30, 2004 the Company sold 450,000 shares of common stock to several individuals for $.10 to $.125 per share for total consideration of $43,250, net of offering costs of $4,250. In accordance with the terms of the stock subscription agreements, if the Company's Registration Statement (to be filed) is not declared effective on or before June 30, 2004, then commencing on the first day of each month thereafter until December 1, 2004 or the declared effective date of the Registration Statement, the Company will issue each subscriber, as liquidated damages and not as a penalty, additional shares of common stock equal to 10% of the number of shares purchased by each subscriber. The Company has failed to file the registration statement as required by the subscription agreement and subsequent to September 30, 2004 the Company has issued the additional shares as liquidated damages (See Note 11).

During the nine months ended September 30, 2004 the Company sold 3,350,000 shares of common stock to several individuals for $.04 to $.24 per share for total consideration of $197,000, net of offering costs of $4,000. As of September 30, 2004 the Company had not received payment for 300,000 of the shares issued at $0.08 for total consideration of $24,000. This amount has been recorded as subscriptions receivable at September 30, 2004.

During the nine months ended September 30, 2004, the Company sold 400,000 shares of common stock under a stock subscription agreement to a stockholder at $.125 per share for total consideration of $50,000. The stockholder was also granted warrants to purchase 200,000 shares of common stock at $.25 per share for a period of five years. The terms of the stock subscription agreements provide that in the event the average closing bid price of the common stock for the ten days preceding the effective date of the Registration Statement (to be filed) is $.17 or below, then the purchase price for the shares shall be reset to a purchase price equal to the average price minus $.05, provided that the purchase price is not less than $.065 per share. Upon the occurrence of the price adjustment, the Company will issue to each subscriber the additional shares they are entitled to based upon the adjusted price. In addition, if the Registration Statement (to be filed) is not declared effective on or before August 31, 2004, then commencing on the first day of each month thereafter until December 1, 2004 or the declared effective date of the Registration Statement, the Company will issue each subscriber, as liquidated damages, additional shares of common stock equal to 10% of the number of shares purchased by each subscriber. The Company has failed to file the registration statement as required by the subscription agreement and subsequent to September 30, 2004 the Company has issued the additional shares as liquidated damages (See Note 11).

                           MILITARY RESALE GROUP, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8 - PROMISSORY NOTE PAYABLE

On March 27, 2003, the Company issued a promissory note for $100,000 to Romano, Ltd. The note bears interest at 15% per annum and was due on March 26, 2004, subject to the following contingent payment terms upon the Company's raising or securing additional funding from any third party source:

Additional Funding      Terms Modification
------------------      ----------------------------------
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

The Company signed a $30,000 note with Romano, Ltd., for the accrued interest on the original $100,000 loan with interest at 15% per annum, payable beginning on April 1, 2004 with equal consecutive installments payable on the fifteenth of every month in the amount of $5,000 until paid in full or March 26, 2005. At September 30, 2004 the balance remaining on this note was $10,000.

NOTE 9 - RELATED PARTY DEMAND NOTE PAYABLE

During the nine months ended September 30, 2004 the Company issued a note payable to a related party who became the Company's Chief Executive Officer and Chairman of the Board of Directors in the amount of $75,000. The note is due on demand or September 10, 2004, or upon the sale of the San Diego condominium (See
Note 13), whichever occurs sooner and bears interest at the rate of 8% per annum. As of September 30, 2004 the Company had not paid the note nor sold the San Diego condominium. Subsequent to September 30, 2004, this newly appointed Chief Executive Officer and Chairman of the Board of Directors resigned from all duties with the Company (See Note 14).

NOTE 10 - COMMITMENTS AND CONTINGENCIES

On January 29, 2004 the Company entered into a business consulting agreement with an unrelated party for financial advisory and investment banking services and issued the consultant 50,000 shares of its common stock valued at $11,000. The consultant will advise the Company as to issues of capital formation assist the Company on the market awareness of its stock by setting up road shows and will assist the Company in raising $300,000 through the issuance of common stock at $.125 and warrants to purchase 1,200,000 shares of common stock exercisable at $.25 per share for five years. Upon successful closing of the above raising of capital, the Company will pay the consultant a cash fee commission of 10% of the capital raised plus cash non-accountable expense allowance of 2.5% of the capital raised. In addition, upon raising the capital, the consultant will be entitled to 300,000 warrants with similar terms as those issued in the capital raise. As of September 30, 2004 the capital raising has not occurred.

The Company was the plaintiff in litigation with one of its vendors. During the nine months ended September 30, 2004 the Company entered into a judgment in which they were ordered to pay the vendor $5,356 with the amount due accruing interest at 8% per annum. The Company failed to pay the amounts and received a Writ of Garnishment. In July 2004 the original judgment amount of $5,356 plus interest and other charges of $181 were garnished from the Company's bank account.

                           MILITARY RESALE GROUP, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

During the third quarter, the Company was involved in a litigation with is current landlord. The Company received an eviction notice to vacate the premise by October 1, 2004 as well as a Writ of Judgment from MRS Connection for past due rent in the amount of $83,908. MRS Connection received a writ of restitution to eject the Company from the premise. The Company made several attempts to resolve the issue during the three months ended September 30, 2004 including making an agreement to make monthly payments. The Company defaulted on the agreed payments. Subsequent to September 30, 2004 Ed Whelan, the Company's former Chief Executive Officer reached an agreement with MRS Connection on behalf of the Company. The agreement required an immediate payment of $40,000, which was paid by Mr. Whelan. The $40,000 payment allowed the Company to stay until December 1, 2004. In addition, if the Company paid MRS Connection $50,000 more for October, November and December rent, MRS Connection would mark the judgment paid. The Company did not make the additional $50,000 payment and the eviction proceedings began. Mr. Whelan made an additional agreement with MRS Connection and paid an additional $10,500 on December 1, 2004. This payment allowed the Company to stay until December 10, 2004 at which time the remaining amount due of $40,903 was due. Mr. Whelan later paid an additional $10,234 and has made a verbal agreement with MRS Connection, which is allowing the Company to remain at its office. As of January 17, 2005 the Company and Mr. Whelan are making payments to MRS Connection and remain in their current facilities.

NOTE 11 - LIQUIDATED DAMAGES

During the nine months ended September 30, 2004, the Company issued 62,500 shares of common stock valued at $11,750 to a stockholder as liquidated damages for the Company not registering the stockholder's common stock by January 31, 2004. The Company also recorded common stock reserved of $191,539 (the fair market value of the common stock on July 1, August 1 and September 1, 2004) for an additional 1,617,500 shares of common stock that should have been issued to several stockholders as additional liquidated damages for the months of July, August and September 2004. Pursuant to the terms of the agreements, each shareholder is entitled to ten percent of the original shares purchased each month beginning July 1, 2004 and ending December 1, 2004 if the common stock was not registered by June 30, 2004.

NOTE 12 - AGREEMENT, RELEASE AND WAIVER

On August 7, 2004 Ed Whelan resigned as the Company's Chief Executive Officer and Chairman of the Board of Directors. Mr. Whelan entered into an agreement, release and waiver. In consideration for his resignation, Mr. Whelan will be paid monthly in arrears for a period of six months, for the period beginning September 1, 2004 in restricted shares of the Company's common stock according to the same formula he was paid prior to his resignation (See Note 5). Mr. Whelan will also receive an equal amount of five-year warrants to purchase the Company's common stock at $0.25 per share. The Company will pay for Mr. Whelan's cost of healthcare from September 1, 2004 to February 28, 2005. In addition Mr. Whelan will be reimbursed $84,751 for expenses incurred by him directly in connection with his role and obligations as Chief Executive Officer and Chairman of the Board, payable in equal monthly installments by the Company over a twenty-four month period beginning on September 30, 2004 and will be evidenced by a promissory note (See Note 4). Mr. Whelan will also receive as further consideration, two-year warrants to purchase 1,000,000 shares of common stock of the Company at $0.25 per share and two-year warrants to purchase 1,000,000 shares of common stock of the Company at $5.00 per share to be issued within 45 days of execution of the agreement (See Note 6).

On August 7, 2004 Richard Tannenbaum resigned as both counsel to and from the Company's Board of Directors. Mr. Tannenbaum entered into an agreement, release and waiver. In consideration for his resignation, Mr. Tannenbaum will be paid for past services rendered in the amount of $111,954 payable in equal monthly installments over the twenty-four month period beginning on September 30, 2004 and will be evidenced by a promissory note (See Note 5). Mr. Tannenbaum will also receive as further consideration, two-year warrants to purchase 400,000 shares of common stock of the Company at $0.25 per share and two-year warrants to purchase 1,000,000 shares of common stock of the Company at $5.00 per share to be issued within 45 days of execution of the agreement (See Note 6).

NOTE 13 - PURCHASE OF OHIO STREET PARTNERS, INC.

On June 10, 2004 the Company acquired Ohio Street Partners, Inc. ("Ohio"), a Delaware corporation from Data Recovery Continuum, Inc. ("DRCI"). As consideration for all of the outstanding shares of the common stock of Ohio, the Company issued 1,920,000 shares of common stock valued at $211,200 (the fair market value of the common stock on the date the agreement was signed) and five year warrants to purchase 960,000 shares of common stock at $.25 to DRCI. The warrants were valued at $63,360, the fair value using the Black-Scholes Pricing Model. The average risk free interest rate used was 3.96%, volatility was estimated at 93% and the expected life was five years. Ohio's sole asset was a single-family residential condominium located in San Diego, California. The property was

                           MILITARY RESALE GROUP, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 13 - PURCHASE OF OHIO STREET PARTNERS, INC.  (CONTINUED)

valued at $345,468 (based upon the common stock and warrants issued and debt assumed) and is subject to a mortgage of $71,297. Subsequent to June 30, 2004, in accordance with the terms of the agreement, the owner of DRCI was appointed to the Board of Directors of the Company and as of August 9, 2004, became the Company's Chief Executive Officer and Chairman of the Board of Directors. Subsequent to signing the agreement, the Company was informed the condominium did not have a clear title and was having difficulty selling the property.

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

Subsequent to September 30, 2004 Mr. Brukman resigned as the Company's Chief Executive Officer and Chairman of the Board. As a result the Company and Mr. Brukman agreed to rescind the agreement dated June 10, 2004 (See Note 14).

NOTE 14 - SUBSEQUENT EVENTS

On September 21, 2004, Military Resale Group entered into a real estate purchase agreement to purchase 2,400 residential lots in Arizona in a subdivision known as Desert Carmel from Data Recovery Continuum, a company owned by Lee Brukman. The agreement called for a purchase price of $30,000,000. The $30,000,000 was to be paid by $7,500,000 in cash at close of escrow and $22,500,000 in the form of preferred stock. Subsequent to September 30, 2004 Mr. Brukman resigned as the Company's Chief Executive Officer and Chairman of the Board of Directors and as a result, this agreement was rescinded.

On October 6, 2004, the Company signed a letter of intent to purchase a distribution center for strategic expansion. Data Recovery Continuum, owned by Mr. Lee Brukman executed a letter of intent to sell a large, high quality, distribution facility in Colorado Springs to the Company for $5,500,000 in cash. The property consisted of a 280,000 square foot warehouse on approximately 30 acres. Subsequent to September 30, 2004 Mr. Brukman resigned as the Company's Chief Executive Officer and Chairman of the Board of Directors and as a result the letter of intent was rescinded.

On December 9, 2004, Lee Brukman resigned as the Company's Chief Executive Officer and Chairman of the Board of Directors and on January 11, 2005 an agreement was reached between the Company and Mr. Brukman. Effective January 11, 2005 Mr. Brukman resigned from all positions as an officer and director of the Company. Per the agreement, Mr. Brukman is to receive payment of $120,000 evidenced by a note. The $120,000 represents a $75,000 note payable dated June 11, 2004 (See Note 9), $20,000 for expenses and $25,000 for unpaid salary. The note bears interest at 10% with principal payments of $6,000 due February 1, 2004; $6,000 due February 22, 2005; $6,000 due March 8, 2005; and $6,000 due
March 29, 2005. The remainder of the principal amount of the note and interest is due on July 8, 2005. The agreement contains a mandatory pre-payment clause. The agreement also calls for the Company to deliver to Mr. Brukman evidence of the Company's ownership of Ohio Street Partners, duly endorsed and in proper form for transfer. Upon the execution and delivery, Mr. Brukman or his affiliates will deliver to the Company the 1,920,000 shares of common stock and the warrants to purchase 960,000 shares of common stock issued to Data Recovery Continuum in connection with the purchase of Ohio Street Partners. The Company will cancel the shares and warrants. Ohio Street Partners will no longer be the Company's wholly-owned subsidiary and any other agreement entered into between the Company and Mr. Brukman will be considered rescinded. The value of the stock and the warrants of $274,560 has been reclassified to stock to be returned on the balance sheet as of September 30, 2004.

Subsequent to September 30, 2004, the Company issued 10,000 shares of common stock to an employee for interest of $1,250 on a loan to the Company in the amount of $10,000.

Subsequent to September 30, 2004 the Company issued 194,444 shares of common stock and granted options to purchase 194,444 shares of common stock valued at $24,000 to Ed Whelan based on an agreement, release and waiver dated August 7, 2004 (see Note 11).

                           MILITARY RESALE GROUP, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 14 - SUBSEQUENT EVENTS (CONTINUED)

On November 15, 2004 the Company entered a business consulting agreement with Ed
T. Whelan, individually of Grace Holdings, Inc. Grace Holdings, Inc. and Mr. Whelan are to provide consultation and advisory services relating to business management and marketing for a period of six months. As consideration of the services to be performed the Company issued to Mr. Whelan or his designee 1,000,000 freely tradable shares of the Company's common stock valued at $55,000 (the value of the stock on the date of the agreement) and granted options to purchase 5,500,000 freely tradable shares of the Company's common stock at the following prices: 2,500,000 shares at $0.03; 1,000,000 shares at $0.05; 1,000,000 shares at $0.075; and 1,000,000 shares at $0.10. The options were valued at $220,000 the fair value using the Black-Scholes Pricing Model. The average risk free interest rate used was 3.53%, volatility was estimated at 89 and the expected life was five years. The total value of the stock and options of $275,000 will be recorded as prepaid consulting during the fourth quarter and amortized over the six-month term of the agreement. In addition, the Company will issue to Mr. Whelan on a monthly basis, shares of common stock determined by dividing $12,000 by the product of 80% and the average low price for the Company's common stock during such month. The Company will also issue five-year options to purchase an equivalent number of shares of common stock at a price of 120% of the average low price per share. Subsequent to September 30, 2004 the Company issued 758,430 shares and granted options to purchase 758,430 shares of common stock to Grace Holdings, Inc. for services rendered for the months of November and December.

Subsequent to September 30, 2004 the Company issued 153,846 shares of common stock valued at $10,000 (the value of the stock on the date the stock was issuable) to a shareholder for services rendered.

Subsequent to September 30, 2004 the Company received $24,000 for payment of 300,000 shares issued during the third quarter and recorded as subscriptions receivable at September 30, 2004. In addition, subsequent to September 30, 2004 this shareholder purchased an additional 300,000 shares at $0.05 per share for total consideration of $15,000.

Subsequent to September 30, 2004 the Company issued 2,082,500 shares of common stock valued at $247,700 (the value of the stock on the first of each of the respective months) to several individuals for liquidated damages for the months of July, August, September and October. An additional 80,000 shares valued at $9,400 (the value of the stock on the first of each of the respective months) are due to one shareholder for the same months as liquidated damages. At September 30, 2004 the Company recorded $191,539 as common stock reserved for 1,617,500 of the above shares that should have been issued for July, August and September prior to September 30, 2004. As of January 17, 2005 the Company's registration statement has not been declared effective and therefore these shareholders are entitled to an additional 505,000 shares of common stock valued at $38,150 (the value of the stock on November 1, 2004) for the month of November and an additional 505,000 shares of common stock valued at $27,250 (the value of the stock on December 1, 2004) for the month of December.

During the fourth quarter, the Company amended the terms of several of its convertible notes, which had previously been amended on June 30, 2003. Subsequent to amending the conversion terms, all of the amended notes were converted. The following table lists the notes, amounts, original conversion terms, date of amendment, the amended terms and the dates converted:

----------------------- ------------------ ------------------ ----------------------- ---------------------- -----------------------
         NOTE                  AMOUNT      DATE OF AMENDMENT  JUNE 30, 2003 AMENDED       AMENDED TERMS          DATE CONVERTED
                                                                      TERMS
----------------------- ------------------ ------------------ ----------------------- ---------------------- -----------------------
Shannon Investments     $119,393           November 20, 2004  $0.25 per share         $0.015 per share       November 20, 2004
----------------------- ------------------ ------------------ ----------------------- ---------------------- -----------------------
Ed Whelan               $10,800            November 20, 2004  $0.25 per share         $0.015 per share       November 20, 2004
----------------------- ------------------ ------------------ ----------------------- ---------------------- -----------------------
Ed Whelan               $11,400            November 20, 2004  $0.25 per share         $0.015 per share       November 20, 2004
----------------------- ------------------ ------------------ ----------------------- ---------------------- -----------------------
Ed Whelan               5,700              November 20, 2004  $0.25 per share         $0.015 per share       November 20, 2004
----------------------- ------------------ ------------------ ----------------------- ---------------------- -----------------------
Ed Whelan               5,700              November 20, 2004  $0.25 per share         $0.015 per share       November 20, 2004
----------------------- ------------------ ------------------ ----------------------- ---------------------- -----------------------

----------------------- ------------------ ------------------ ----------------------- ---------------------- -----------------------
         NOTE                  AMOUNT      DATE OF AMENDMENT  JUNE 30, 2003 AMENDED       AMENDED TERMS          DATE CONVERTED
                                                                      TERMS
----------------------- ------------------ ------------------ ----------------------- ---------------------- -----------------------
Oncor Partners          $50,000            November 20, 2004  $0.25 per share         $0.025 per share       December 3, 2004
----------------------- ------------------ ------------------ ----------------------- ---------------------- -----------------------
Oncor Partners          $50,000            November 18, 2004  $0.25 per share         $0.025 per share       December 9, 2004
----------------------- ------------------ ------------------ ----------------------- ---------------------- -----------------------
Eastern Investment      $50,000            November 18, 2004  $0.25 per share         $0.063 per share       December 9, 2004
Trust
----------------------- ------------------ ------------------ ----------------------- ---------------------- -----------------------
Eastern Investment      $12,500            November 18, 2004  $0.25 per share         $0.063 per share       December 9, 2004
Trust
----------------------- ------------------ ------------------ ----------------------- ---------------------- -----------------------
George Wight            $13,133            December 13, 2004  $0.25 per share         $0.037 per share       December 21, 2004
----------------------- ------------------ ------------------ ----------------------- ---------------------- -----------------------
Michael Dermer          $10,000            October 7, 2004    $0.25 per share         $0.047 per share       November 8, 2004
----------------------- ------------------ ------------------ ----------------------- ---------------------- -----------------------


As a result of the amended conversions terms of the above notes, the Company will record a beneficial conversion feature for amount convertible below market. The Company will expense the calculated beneficial conversion feature totaling $262,419 during the fourth quarter of 2004. As a result of the conversion the Company will issue a total of 15,768,773 shares of common stock. As of January 17, 2005 the Company has issued 14,575,898 of these shares and one note holder is still owed 1,192,875 shares.

Subsequent to September 30, 2004 as a result of converting two notes payable, a shareholder has issued stock to several vendors as payment for services of the Company or for cash, which was subsequently used to pay vendors on behalf of the Company. In addition, this shareholder has used his own finances to pay several other vendors on behalf of the Company. As of January 17, 2005 this shareholder is owed $138,152 from the Company for expense reimbursement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         This Management's Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operations and other portions of this report contain forward-looking information that involve risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, product demand, market acceptance and other factors discussed in this report under the heading "Risk Factors". This Management's Discussion and Analysis of Financial Condition and Results of Operations and Plan of Operations should be read in conjunction with our financial statements and the related notes included elsewhere in this report.

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

         Military commissaries are large supermarket-type stores operated by the United States Defense Commissary Agency (the "DECA") to provide grocery items for sale to authorized patrons at the lowest practicable prices in facilities designed and operated under standards similar to those in commercial food stores. As of April 30, 2004, there were 275 commissaries worldwide, of which 171 were located in the Continental U.S. and 104 were located overseas. Commissaries are authorized by law to sell goods only to authorized patrons, which include the approximately 1.4 million active duty U.S. military personnel, their dependents and certain authorized reservists and retirees. As of April 30, 2004, these authorized patrons totaled approximately 12.4 million individuals. Annual worldwide commissary sales totaled approximately $5 billion in DeCA's fiscal year ended September 30, 2003.

         We were formed as a New York corporation on August 31, 1983 under the name Owl Capital Corp. On June 17, 1988, we changed our name to Bactrol Technologies, Inc. On November 15, 2001, we acquired 98.2% of the issued and outstanding shares of Military Resale Group, Inc., a Maryland corporation ("MARYLAND SUBSIDIARY"), in a reverse acquisition (the "REVERSE ACQUISITION") and subsequently changed our name to Military Resale Group, Inc. In connection with the Reverse Acquisition, we commenced operations in our current line of business. Prior to the Reverse Acquisition, we were inactive and had nominal assets and liabilities. Our principal address is 2180 Executive Circle, Colorado Springs, Colorado 80906, and our telephone number at that address is (719) 391-4564. In this report, reference to the terms "Military Resale Group", "we", "us" and "the company" refer collectively to Military Resale Group, Inc., a New York corporation, unless otherwise indicated.

         For financial reporting purposes, we have treated the Reverse Acquisition as a reverse acquisition, where Maryland Subsidiary was the acquirer. As a result of the foregoing as well as the fact that the Reverse Acquisition is treated as a recapitalization of Maryland Subsidiary rather than as a business combination, the historical financial statements of Maryland Subsidiary became our historical financial statements after the Reverse Acquisition.

         Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Because our common stock is considered a "penny stock", as defined by the regulations of the Securities and Exchange Commission, the safe harbor for forward-looking statements does not apply to statements by our company. Any forward-looking statements herein speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this Report.

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

         As of January 11, 2005, we entered into the Agreement, dated as of January 11, 2005 (the "Agreement"), between us and Lee Brukman ("BRUKMAN"). Brukman served as one of our directors and officers on dates prior to the date of the Agreement. In such capacity, Brukman incurred expenses on our behalf (the "BRUKMAN EXPENSES") and was entitled to, but did not receive, salary during his period of service as an officer (the "BRUKMAN UNPAID SALARY"). On June 11, 2004, Brukman made a loan (the "BRUKMAN LOAN") to us in the amount of $75,000 represented by the 8% note, dated June 11, 2004, by us in favor of Brukman. On June 11, 2004, Brukman caused his affiliate Data Recovery Continuum, Inc. ("DRC") to transfer its ownership of Ohio Street Partners, LLC ("OHIO STREET") to us in exchange for 1,920,000 shares (the "DISPUTED SHARES") of our common stock, par value $0.0001 per share (the "COMPANY COMMON STOCK"), and warrants (the "DISPUTED WARRANTS", and, together with the Disputes Shares, the "DISPUTED SECURITIES") to purchase an aggregate of 960,000 shares of Common Stock. Issues arose as to encumbrances covering the title to the assets of Ohio Street in breach of the documents evidencing such exchange.

         The Agreement was negotiated for the purpose of resolving all outstanding disputes between us and Brukman. Pursuant to the Agreement, the parties agreed to the following actions:

       o To the extent that Brukman was or may have been serving as one of our officers and/or directors as of the date of the Agreement, effective upon the execution of the Agreement, Brukman resigned from all positions as an officer and as a director with us;

       o We and Brukman agreed that the aggregate amount owed by us to Brukman is $120,000, which amount includes the repayment of the Brukman Loan, the reimbursement of the Brukman Expenses, and the payment of the Brukman Unpaid Salary, which amounts are represented by a promissory note (the "NOTE"), the form of which is incorporated by referenced as an exhibit to this report;

       o     The terms of the Note are as follows:

             o     10% interest;

             o $6,000 payable on each of February 1, 2005, February 22, 2005; March 8, 2005; and March 29, 2005 (the "PERIODIC PAYMENTS");

             o     Balance payable on or prior to July 8, 2005; and

             o Commencing on the date of first Periodic Payment, the Note shall be mandatorily prepaid by us to the extent of the excess of (A) over (B), where (A) equals twenty-five (25%) percent of any capital raised by us, whether in the form of equity, derivative securities (e.g., warrants, options, convertible securities, exchangeable securities, or otherwise), or indebtedness (other than trade indebtedness), and (B) equals the Periodic Payments made through the date of the prepayment;

       o We delivered to Brukman evidence of the Company's ownership of Ohio Street, duly endorsed and in proper form for transfer;

       o Brukman shall cause his affiliates to deliver to us the stock certificates and warrants comprising the Disputed Securities, duly endorsed and in proper form for transfer. Upon receipt thereof, we caused the Disputed Shares to become authorized, but unissued, shares of Company Common Stock, and shall cancel the Disputed Warrants; and

       o We and Brukman granted to one another general releases, subject to the carve-outs set forth in the Agreement.

         Upon receipt of the Disputed Securities, or any securities issued upon the exercise of the Disputed Warrants, we intend to cancel the Disputed Shares and return the Disputed Shares to our authorized, but unissued shares of capital stock, and cancel the Disputed Warrants.

         As a result of the foregoing, the transactions contemplated by the previous announcement of the regarding its intent to acquire a large, high quality, distribution facility in Colorado Springs, Colorado from DRC, an entity affiliated with Brukman, for $5.5 million, and 2,400 residential lots south of Phoenix, Arizona from DRC for $7.5 million and convertible securities, have been terminated. The Company delivered no cash or securities in connection with such transactions.

REVENUE RECOGNITION POLICIES

         We derive in two ways. In the majority of instances, we purchase products from manufacturers and suppliers for resale to the commissaries we service. In such cases, we resell the manufacturer's or supplier's products to the commissaries at generally the same prices we pay for such products, which prices generally are negotiated between the manufacturer or supplier and the DeCA. Revenue is recognized as the gross sales amount received by us from such sales ("RESALE REVENUES"), which include (i) the purchase price paid by the commissary plus (ii) a negotiated storage and delivery fee paid by the manufacturer or supplier. In the remaining instances, we act as an agent for the manufacturer or supplier of the products we sell, and earn a commission paid by the manufacturer or supplier, generally in an amount equal to a percentage of the manufacturer's or supplier's gross sales amount ("COMMISSION REVENUES"). In such cases, revenue is recognized as the commission we receive on the gross sales amount.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

         REVENUES. Total revenue for the three months ended September 30, 2004 of $1,816,779 reflected an increase of $589,838, or approximately 48%, compared to total revenue of $1,226,941 for the three months ended September 30, 2003. The increase in our total revenues was primarily due to the addition of the frozen chicken line of Tyson Foods, Inc. in December 2003, a line of health and beauty aids manufactured by Alberto Culver, Inc. in January 2004 and a frozen vegetable line produced by VIP Sales Company Inc. in January 2004, all of which we sell to commissaries on a resale basis. We also acquired the line of products offered by Sargento Cheese and Gorton's Seafood in 2004, which contributed to the increase in revenue. Additionally, the volume of products shipped rose due to an increase in ordering by the bases. This was due in large to the return of a majority of the troops that were deployed overseas in the fourth quarter of 2003.

         Resale Revenue for the three months ended September 30, 2004 of $1,660,463 reflected an increase of $516,617, or approximately 45.2%, compared to Resale Revenue of $1,143,846 for the three months ended September 30, 2003. For the three months ended September 30, 2004, approximately 40.2% of our gross profit was derived from sales involving resale revenue compared to approximately 7.7% for the three months ended September 30, 2003. These increases were attributable primarily to addition of the suppliers discussed above. We cannot be certain as to whether this trend will continue. However, in the long term, we are seeking to increase the ratio of our sales of products sold on a resale basis, rather than a commission basis, because we believe we can increase our profitability on such sales by taking advantage of payment discounts frequently offered by the manufacturers and suppliers of such products. Provided we can generate sufficient cash from operations or financing activities, we intend to do so by seeking to add new products that we can offer to commissaries on a resale basis from our existing manufactures and suppliers and from others with whom we do not currently have a working relationship.

         Commission Revenues for the three months ended September 30, 2004 of $156,316 reflected an increase of $73,221, or approximately 88.1%, compared to Commission Revenues of $83,095 for the three months ended September 30, 2003. For the three months ended September 30, 2004, approximately 59.8% of our gross profit was derived from sales involving Commission Revenues as compared to approximately 92.3% for the three months ended September 30, 2003. The increase in Commission Revenues was attributable primarily to a change in our supplier of fresh chicken products in the third quarter of 2003 from Tyson Foods, Inc., whose products we sold on a resale basis, to ConAgra Foods, Inc., whose products we sell on a commission basis. Also added as commission sales were Dixie Eggs and Shasta Soda which attribute to the increase in Commission Revenue.

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

         COST OF GOODS SOLD. Cost of goods sold consists of our cost to acquire products from manufacturers and suppliers for resale to commissaries. In instances when we sell products on a commission basis, there is no cost of goods sold because we act as an agent for the manufacturer or supplier and earn only a commission on such sales. During the three months ended September 30, 2004, cost of goods sold increased by $418,668, or approximately 36.8%, to $1,555,597 from $1,136,929 for the three months ended September 30, 2003. This increase was attributable primarily to increased sales of products that we sold on a resale basis as discussed above. We cannot be certain as to whether or not this trend will continue; however, in the long term we are seeking to increase the ratio of our sales on a resale basis, as discussed above.

         GROSS PROFIT. Gross profit for the three months ended September 30, 2004 increased by $171,170, or approximately 190% compared to the three months ended September 30, 2003, from $90,012 for the three months ended September 30, 2003 to $261,182 for the three months ended September 30, 2004.

         OPERATING EXPENSES. Total operating expenses aggregated $943,978 for the three months ended September 30, 2004 as compared to $815,321 for the three months ended September 30, 2003, representing an increase of $128,657, or approximately 15.8%. This increase in expenses can in part be attributed to our increase in sales (i.e. increase in employees and related expenses, trucking expenses and additional equipment acquired to handle the increase in volume).

         INTEREST EXPENSE. Interest expense of $48,127 for the three months ended September 30, 2004 reflected an increase of $22,668 as compared to interest expense of $25,459 for the three months ended September 30, 2003. The increase in interest expense was attributable primarily to the conversion of certain accounts payable into notes payable during the three months ended September 30, 2004.

         NET LOSS. Primarily as a result of the increased gross profit discussed above, we incurred a net loss of $730,923 for the three months ended September 30, 2004 as compared to a net loss of $750,632 for the three months ended September 30, 2003.

         NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

         REVENUES. Total revenue for the nine months ended September 30, 2004 of $5,972,496 reflected an increase of $1,317,027, or approximately 28.2%, compared to total revenue of $4,655,469 for the nine months ended September 30, 2003.

         Resale Revenue for the nine months ended September 30, 2004 of $5,481,791 reflected an increase of $1,190,971, or approximately 27.7%, compared to Resale Revenue of $4,290,820 for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, approximately 47.5% of our gross profit was derived from sales involving Resale Revenue compared to approximately 45.7% for the nine months ended September 30, 2003. These increases were attributable primarily to addition of the suppliers discussed above. We cannot be certain as to whether this trend will continue. However, in the long term, we are seeking to increase the ratio of our sales of products sold on a resale basis, rather than a commission basis, because we believe we can increase our profitability on such sales by taking advantage of payment discounts frequently offered by the manufacturers and suppliers of such products. Provided we can generate sufficient cash from operations or financing activities, we intend to do so by seeking to add new products that we can offer to commissaries on a resale basis from our existing manufactures and suppliers and from others with whom we do not currently have a working relationship.

         Commission Revenues for the nine months ended September 30, 2004 of $490,705 reflected an increase of $126,056, or approximately 34.5%, compared to commission revenues of $364,649 for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, approximately 52.5% of our gross profit was derived from sales involving commission revenues as compared to approximately 54.3% for the nine months ended September 30, 2003. The increase in Commission Revenues was attributable primarily to a change in our supplier of fresh chicken products in the third quarter of 2003 from Tyson Foods, Inc., whose products we sold on a resale basis, to ConAgra Foods, Inc., whose products we sell on a commission basis.

         COST OF GOODS SOLD. Cost of goods sold for the nine months ended September 30, 2004 increased by $1,053,474, or approximately 26.4%, to $5,037,096 from $3,983,622 for the nine months ended September 30, 2003. This increase was attributable primarily to increased sales of products that we sold on a resale basis as discussed above. We cannot be certain as to whether or not this trend will continue; however, in the long term we are seeking to increase the ratio of our sales on a resale basis, as discussed above.

         GROSS PROFIT. Gross profit for the nine months ended September 30, 2004 increased by $263,553, or approximately 39.2%, compared to the nine months ended September 30, 2003, from $671,847 for the nine months ended September 30, 2003 to $935,400 for the nine months ended September 30, 2004.

         OPERATING EXPENSES. Total operating expenses aggregated $2,665,319 for the nine months ended September 30, 2004 as compared to $2,250,539 for the nine months ended September 30, 2003, representing an increase of $414,780, or approximately 18.4%.

         INTEREST EXPENSE. Interest expense of $143,463 for the nine months ended September 30, 2004 reflected a decrease of $115,292 as compared to interest expense of $258,755 for the nine months ended September 30, 2003.

         NET LOSS. Primarily as a result of the increased expenses discussed above, we incurred a net loss of $1,873,382 for the nine months ended September 30, 2004 as compared to a net loss of $1,837,311 for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL

         At September 30, 2004, we had a cash balance of approximately $193. Since 2001, we have funded our operations primarily from the sale of common stock and borrowings of approximately $850,000 through the issuance of demand notes and convertible notes bearing interest at either 8% or 9% per annum and having original maturity dates of three to five months following the date of issuance of such convertible notes. At September 30, 2004, none of such demand notes was outstanding and $585,000 aggregate principal amount of convertible notes were outstanding, of which $520,000 aggregate principal amount mature on or about June 3, 2006 and $65,000 aggregate principal amount have matured but have not yet been paid. Such convertible notes require us to register under the Securities Act the shares Company Common Stock issuable upon conversion of such convertible notes. The terms of our convertible notes provide generally that the holders may convert, at any time and from time to time, all or a portion of the outstanding balance under each convertible note into a number of shares (subject to certain anti-dilution adjustments) of Company Common Stock that will allow the noteholder to receive common stock having a market value equal to 150% of the converted balance of the note. To achieve this result, the conversion price of such notes has been initially set at $0.25; provided, that the closing price per share of our common stock as reported on the OTC Bulletin Board on the date of conversion is at least $0.375 per share. If such closing price is less than $0.375 per share, the conversion price shall be proportionately reduced, but in no event to a conversion price that is less than $0.25 per share, to permit the noteholder to receive the number of shares discussed above.

         At September 30, 2004, we had liquid assets of $654,891, consisting of cash and accounts receivable derived from operations, and other current assets of $893,384, consisting primarily of inventory of products for sale and/or distribution, investment property and prepaid expenses. Long term assets of $200,040 consisted primarily of warehouse equipment (net of depreciation) used in operations and the long-term portion of prepaid interest.

         Current liabilities of $2,910,580 at September 30, 2004 consisted primarily of $2,114,011 of accounts payable and related party payables as well as the current portion of capital leases, accrued interest and notes payables, and the mortgage on the investment property. Long term liabilities consisting of non-current portions of capital leases and notes totaled $578,578.

         Our working capital deficit was $1,362,305 as of September 30, 2004 for the reasons described above.

         ISSUANCE OF EQUITY SECURITIES AS PAYMENT OR FOR CASH

         Historically, we have utilized our equity securities as a means for the payment of consulting services and other liabilities. Set forth below is a discussion of our usage of equity securities as payment during the nine months ended September 30, 2004.

         During the nine months ended September 30, 2004 pursuant to a consulting agreement with our former Chief Executive Officer, we issued 971,776 shares of Company Common Stock and granted options to purchase 971,776 shares of Company Common Stock at $.25 per share for a period of five years for services rendered valued at $216,000. The value of the stock and the value of the options was $108,000 each based on $12,000 each per month. The number of shares and options issued was determined by dividing $36,000 by 80%of the average low price of the common stock each quarter.

         On August 7, 2004 we converted accounts payable to two related parties into two notes payable as a condition of the agreement, release and waiver entered into on the respective date. One note issued to a former board member is in the amount of $111,954 and is due in twenty-four consecutive equal monthly payments of principal of $4,665 plus interest at a rate equal to the lowest applicable Federal rate of interest required by the IRS to avoid imputed interest on a two-year note. Payments were to begin September 1, 2004. The second note issued to our former Chief Executive Officer and Chairman of the Board of Directors is in the amount of $84,751 and is due in twenty-four consecutive equal monthly payments of principal of $3,531 per month plus interest at a rate equal to the lowest applicable Federal rate of interest required by the IRS to avoid imputed interest on a two-year note. Payments were to begin September 1, 2004. As of January 17, 2005 we had not made any of the required monthly payments and as a result we are in default on the notes and they are now accruing interest at 10%.

         During the nine months ended September 30, 2004, we issued an aggregate 200,000 shares of Company Common Stock to a consultant for services provided and expensed $40,000 (the value of the services) as stock based compensation.

         During the nine months ended September 30, 2004 we issued 100,000 shares of Company Common Stock valued at $9,000 to a consultant for services to be provided. The value of the stock was recorded as prepaid consulting and was amortized over the six-month term of the agreement that ended in May 2004.

         On January 29, 2004, we issued 50,000 shares of Company Common Stock valued at $11,000 as a retainer fee for services to be performed in connection with raising of capital. This amount was recorded as prepaid consulting and was amortized over the six-month term of the agreement that ended July 29, 2004.

         During the nine months ended September 30, 2004 pursuant to a consulting agreement with an unrelated party, we granted warrants to purchase 320,000 shares of Company Common Stock at $.125 per share for a period of five years. These warrants were valued at $52,870, the fair value using the Black-Scholes Pricing Model. The average risk free interest rate used was 3.39%, volatility was estimated at 96% and the expected life was five years. The warrants were granted as compensation to our investment banker for raising $500,000 by selling 4,000,000 shares of Company Common Stock. This investment banker was also paid $40,000 as commission for the sale of stock.

         During the nine months ended September 30, 2004 we issued 100,000 shares of common stock valued at $17,000 to a consultant for services to be rendered over a period of 180 days. This amount is recorded as prepaid consulting and is being amortized over the term of the agreement that will end in November 2004.

         During the nine months ended September 30, 2004 we entered into a one-year business consulting agreement with an unrelated party for management and financial consulting services. Under the terms of the agreement the consultant will receive $5,000 per month for the term of the agreement and received 250,000 shares of Company Common Stock valued $47,500. This amount is recorded as prepaid consulting and is being amortized over the term of the agreement that will end in March 2005.

         During the nine months ended September 30, 2004 we issued 200,000 shares of Company Common Stock and granted warrants to purchase 200,000 shares of Company Common Stock at $.25 per share for a period of five years to a stockholder for services rendered. The stock was valued at $34,000 (the fair value of the common stock on the date of issuance) and expensed as stock based compensation. The warrants were valued at $22,800, the fair value using the Black-Scholes Pricing Model and expensed as stock based compensation. The average risk free interest used was 3.96%, volatility was estimated at 93% and the expected life was five years.

         During the nine months ended September 30, 2004 we issued 500,000 shares of Company Common Stock to a consultants for services rendered and expensed $70,000 (the fair value of the common stock on the date of issuance) as stock based compensation.

         On August 7, 2004, we granted warrants to purchase 2,000,000 shares of Company Common Stock at $5.00 per share for a period of five years and granted warrants to purchase 1,400,000 shares of Company Common Stock at $0.25 per share for a period of five years to our former Chief Executive Officer and Chairman of the Board of Directors and a former board members as part of an agreement, release and waiver entered into on the same date (see Note 12). The 2,000,000 warrants were valued at $24,000, the fair value using the Black-Scholes Pricing Model. The average risk free interest rate used was 3.47%, volatility was estimated at 89% and the expected life was five years. The 1,400,000 warrants were valued at $88,200 the fair value using the Black-Scholes Pricing Model. The average risk free interest rate used was 3.47%, volatility was estimated at 89% and the expected life was five years. The total value of $112,200 was recorded as stock based compensation expense during the nine months ended September 30, 2004.

         During the nine months ended September 30, 2004 the Company sold 4,000,000 shares of Company Common Stock to several individuals at $.125 per share for total consideration of $460,000, net of offering costs paid of $40,000. These individuals were also given warrants to purchase 2,000,000 shares of Company Common Stock (50% of shares issued) at $.25 per share for a period of five years. The terms of the stock subscription agreements provide that in the event the average closing bid price of the common stock for the ten days preceding the effective date of the Registration Statement (to be filed) is $.17 or below, then the purchase price for the shares shall be reset to a purchase price equal to the average price minus $.05, provided that the purchase price is not less than $.065 per share. Upon the occurrence of the price adjustment, we are required to issue to each subscriber the additional shares they are entitled to based upon the adjusted price. In addition, if the registration statement to be filed in connection with such offering is not declared effective on or before June 30, 2004, then commencing on the first day of each month thereafter until December 1, 2004 or the effective date of such registration statement, we are required to issue each subscriber, as liquidated damages, additional shares of common stock equal to 10% of the number of shares purchased by each subscriber. We have failed to file the registration statement as required by the subscription agreement and subsequent to September 30, 2004 we issued the additional shares as liquidated damages.

         During the nine months ended September 30, 2004, we sold 450,000 shares of Company Common Stock to several individuals for $.10 to $.125 per share for total consideration of $43,250, net of offering costs of $4,250. In accordance with the terms of the stock subscription agreements, if the aforementioned registration statement is not declared effective on or before June 30, 2004, then commencing on the first day of each month thereafter until December 1, 2004 or the declared effective date of the Registration Statement, we are required to issue each subscriber, as liquidated damages and not as a penalty, additional shares of Company Common Stock equal to 10% of the number of shares purchased by each subscriber. We failed to file the registration statement as required by the subscription agreement and subsequent to September 30, 2004 and has have issued the additional shares as liquidated damages.

         During the nine months ended September 30, 2004, we sold 3,350,000 shares Company Common Stock to several individuals for $.04 to $.24 per share for total consideration of $197,000, net of offering costs of $4,000. As of September 30, 2004 the Company had not received payment for 300,000 of the shares issued at $0.08 for total consideration of $24,000. This amount has been recorded as subscriptions receivable at September 30, 2004.

         During the nine months ended September 30, 2004, we sold 400,000 shares of Company Common Stock under a stock subscription agreement to a stockholder at $.125 per share for total consideration of $50,000. The stockholder was also granted warrants to purchase 200,000 shares of Company Common Stock at $.25 per share for a period of five years. The terms of the stock subscription agreements provide that in the event the average closing bid price of the common stock for the ten days preceding the effective date of the aforementioned registration statement is $.17 or below, then the purchase price for the shares shall be reset to a purchase price equal to the average price minus $.05, provided that the purchase price is not less than $.065 per share. Upon the occurrence of the price adjustment, we are required to issue to each subscriber the additional shares they are entitled to based upon the adjusted price. In addition, if such registration statement is not declared effective on or before August 31, 2004, then commencing on the first day of each month thereafter until December 1, 2004 or the declared effective date of the registration statement, we are required to issue each subscriber, as liquidated damages, additional shares of Company Common Stock equal to 10% of the number of shares purchased by each subscriber. We failed to file the registration statement as required by the subscription agreement and subsequent to September 30, 2004 we issued the additional shares as liquidated damages.

         On November 15, 2004, we entered a business consulting agreement with Ed T. Whelan, individually, of Grace Holdings, Inc. Grace Holdings, Inc. and Mr. Whelan are to provide consultation and advisory services relating to business management and marketing for a period of six months. As consideration of the services to be performed, we issued to Mr. Whelan or his designee 1,000,000 freely tradable shares of Company Common Stock valued at $55,000 (the value of the stock on the date of the agreement) and granted options to purchase 5,500,000 freely tradable shares of Company Common Stock at the following prices:

         *        2,500,000 shares at $0.03;

         *        1,000,000 shares at $0.05;

         *        1,000,000 shares at $0.075; and

         *        1,000,000 shares at $0.10.

The options were valued at $220,000 the fair value using the Black-Scholes Pricing Model. The average risk free interest rate used was 3.53%, volatility was estimated at 89 and the expected life was five years. The total value of the stock and options of $275,000 will be recorded as prepaid consulting during the fourth quarter and amortized over the six-month term of the agreement. In addition, the Company will issue to Mr. Whelan on a monthly basis, shares of common stock determined by dividing $12,000 by the product of 80% and the average low price for the Company Common Stock during such month. We also intend to issue five-year options to purchase an equivalent number of shares of Company Common Stock at a price of 120% of the average low price per share. Subsequent to September 30, 2004, we issued 758,430 shares and granted options to purchase 758,430 shares of Company Common Stock to Grace Holdings, Inc. for services rendered for the months of November and December.

         Subsequent to September 30, 2004, we issued 153,846 shares of Company Common Stock valued at $10,000 (the value of the stock on the date the stock was issuable) to a shareholder for services rendered.

         Subsequent to September 30, 2004, we received $24,000 for payment of 300,000 shares of Company Common Stock issued during the third quarter and recorded as subscriptions receivable at September 30, 2004. In addition, subsequent to September 30, 2004, this shareholder purchased an additional 300,000 shares at $0.05 per share for total consideration of $15,000.

         Subsequent to September 30, 2004, we issued 2,082,500 shares of Company Common Stock valued at $247,700 (the value of the stock on the first of each of the respective months) to several individuals for liquidated damages for failure to timely register the resale of the shares of Company Common Stock purchased thereby for the months of July, August, September and October. An additional 80,000 shares of Company Common Stock valued at $9,400 (the value of the stock on the first of each of the respective months) are due to one shareholder for the same months as liquidated damages. At September 30, 2004, we recorded $191,539 as Company Common Stock reserved for 1,617,500 of the above shares that should have been issued for July, August, and September prior to September 30, 2004. As of January 17, 2005, our registration statement has not been declared effective and therefore these shareholders are entitled to an additional 505,000 shares of Company Common Stock valued at $38,150 (the value of the stock on November 1, 2004) for the month of November and an additional 505,000 shares of Company Common Stock valued at $27,250 (the value of the stock on December 1, 2004) for the month of December.

         PROMISSORY NOTES

         On March 27, 2003, we issued a promissory note for $100,000 to Romano, Ltd. The note bears interest at 15% per annum and was due on March 26, 2004, subject to the following contingent payment terms upon our raising or securing additional funding from any third party source:

ADDITIONAL FUNDING         TERMS OF MODIFICATION
------------------         ---------------------

$250,000                   Payment of 10% of outstanding principal and accrued interest
$500,00                    Payment of 15% of outstanding principal and accrued interest
$1,000,000 or more         Payment of 100% of outstanding principal and accrued interest

When we failed to secure any of the above-referenced additional funding, nor another significant event, such as a merger or acquisition of another company, we were required to pay $8,000 per month commencing on July 1, 2003 until the full obligation was paid

         We repaid $25,000 during the year ended December 31, 2003 and repaid the remaining $75,000 principal balance during the three months ended March 31, 2004. We paid $25,000 and 400,000 shares of Company Common Stock and warrants to purchase 250,000 shares of Company Common Stock exercisable at $.25 per share for a period of three years. The value of the Company Common Stock and warrants was $50,000, based upon the fair market value of the note. At the time the note was exchanged for stock and warrants, we had entered into private placements of common stock on terms similar to the exchange transaction.

         We signed a $30,000 note with Romano, Ltd., for the accrued interest on the original $100,000 loan with interest at 15% per annum, payable beginning on April 1, 2004 with equal consecutive installments payable on the fifteenth of every month in the amount of $5,000 until paid in full or March 26, 2005. At September 30, 2004 the balance remaining on this note was $10,000.

         Effective January 11, 2005, we entered into an agreement with Lee Brukman, our former Chief Executive Officer and director, to settle certain issues between us and Mr. Brukman. A description of this agreement is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview".

         During the fourth quarter of 2004, we amended the terms of several of our convertible notes, which had previously been amended on June 30, 2003. Subsequent to amending the conversion terms, all of the amended notes were converted. The following table lists the notes, amounts, original conversion terms, date of amendment, the amended terms and the dates converted:

   NOTE              AMOUNT           DATE OF AMENDMENT      JUNE 30, 2003         AMENDED TERMS    DATE CONVERTED
   ----              ------           -----------------      AMENDED TERMS         -------------    --------------
                                                             -------------

Shannon              $119,393         November 20, 2004      $0.25 per share       $0.015 per       November 20, 2004
Investments                                                                        share

Ed Whelan            $10,800          November 20, 2004      $0.25 per share       $0.015 per       November 20, 2004
                                                                                   share

Ed Whelan            $11,400          November 20, 2004      $0.25 per share       $0.015 per       November 20, 2004
                                                                                   share

Ed Whelan            5,700            November 20, 2004      $0.25 per share       $0.015 per       November 20, 2004
                                                                                   share

Ed Whelan            5,700            November 20, 2004      $0.25 per share       $0.015 per       November 20, 2004
                                                                                   share

Oncor Partners       $50,000          November 20, 2004      $0.25 per share       $0.025 per       December 3, 2004
                                                                                   share

Oncor Partners       $50,000          November 18, 2004      $0.25 per share       $0.025           December 9, 2004

Eastern              $50,000          November 18, 2004      $0.25 per share       $0.063           December 9, 2004
Investment Trust

Eastern              $12,500          November 18, 2004      $0.25 per share       $0.063           December 9, 2004
Investment Trust

George Wight         $13,133          December 13, 2004      $0.25 per share       $0.037           December 21, 2004

Michael Dermer       $10,000          October 7, 2004        $0.25 per share       $0.047           November 8, 2004

         As a result of the amended conversions terms of the above notes, we will record a beneficial conversion feature for amount convertible below market. We will expense the calculated beneficial conversion feature totaling $262,419 during the fourth quarter of 2004. As a result of the conversion, we will issue an aggregate of 15,768,773 shares of Company Common Stock. As of January 17, 2005, we had issued 14,575,898 of these shares and one note holder is still owed 1,192,875 shares.

         Subsequent to September 30, 2004, as a result of converting two notes payable, a shareholder has transferred stock to several vendors as payment for services rendered to us or for cash, which shares were subsequently used to pay vendors on our behalf. In addition, this shareholder has used his own finances to pay several other vendors on our behalf. As of January 17, 2005 this shareholder is owed $138,152 by us for expense reimbursement.

         CAPITAL REQUIREMENTS

         Our current cash levels, together with the cash flows we generate from operating activities, are not sufficient to enable us to execute our business strategy. Until further material capital resources can be secured, we intend to fund our operations based on our cash position and the near term cash flow generated from operations, as well as additional borrowings and the sale of unregistered shares of our common stock in private placements to accredited investors, as defined in Rule 501(a) of Regulation D under the Securities Act. Our independent auditors have indicated in its report on our 2003 financial statements that our recurring losses from operations and our difficulties in generating sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Such qualification may hinder our ability to raise or obtain the capital we require or have an adverse impact on the terms upon which we are able to attract or obtain such capital. In addition, such qualification may adversely impact our ability to attract and maintain new customer accounts.

         During the nine months ended September 30, 2004, we used cash of $611,950 in operating activities, primarily as a result of the net loss we incurred during this period.

         During the nine months ended September 30, 2004, we used net cash of $9,874 in investing activities, all of which was used for capital expenditures.

         Financing activities, consisting primarily of proceeds from the sale and issuance of shares of our common stock, provided net cash of $619,155 during the nine months ended September 30, 2004.

         OFF BALANCE SHEET ARRANGEMENTS

         At September 30, 2004, we had no off-balance sheet arrangements that had or were reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

         IMPACT OF INFLATION

         We believe that our results of operations are not dependent upon moderate changes in inflation rates.

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(c) Recent Sales of Unregistered Securities.

(i) In the three months ended September 30, 2004, we issued 420,955 shares of our common stock and five-year options to purchase 420,955 shares of our common stock at $0.25 per share to a consultant for services rendered during the three months ended September 30, 2004 pursuant to the terms of his consulting agreement. The services were valued at $72,000. Such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, on the basis that such issuance did not involve a public offering, no underwriter fees or commissions were paid in connection with such issuance and such person was an "accredited investor" as defined in Regulation D under the Securities Act of 1933, as amended.

(ii) In the three months ended September 30, 2004, we issued 3,950,000 shares of our common stock for cash received.

(iii) In the three months ended September 30, 2004, we issued 3,082,212 shares of our common stock for services rendered.

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

10.3 Form of Agreement, dated as of January 11, 2005, between the Registrant and Lee Brukman*

10.4 Form of Promissory Note, dated January 11, 2005, by the Registrant in favor of Lee Brukman**

31.1 Certification of our Principal Executive Officer, Lee Brukman, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of our Principal Financial Officer, Ethan D. Hokit, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of our Principal Executive Officer, Lee Brukman, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of our Principal Financial Officer, Ethan D. Hokit, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



* Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, dated January 11, 2005.

** Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, dated January 11, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Colorado Springs, Colorado on February 3, 2005.

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